Form 10-Q
period 1998-03-31
SCOVILL FASTENERS INC
filed 1998-05-15
CIK 1051885

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________
                                   FORM 10-Q
                                 _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     __________________

                        COMMISSION FILE NUMBER 333-43195
                      COMMISSION FILE NUMBER 333-43195-01

                             SCOVILL FASTENERS INC.
                             SCOVILL HOLDINGS INC.
     (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR RESPECTIVE CHARTERS)


          Delaware                 3965                          95-3959561
          Delaware                 6719                          58-2365743
(State or other jurisdiction of    (Primary Standard Industrial  (I.R.S. Employer
incorporation or organization)     Classification Code Number)   Identification Number)

                             SCOVILL FASTENERS INC.
                             SCOVILL HOLDINGS INC.
                               1802 SCOVILL DRIVE
                          CLARKESVILLE, GEORGIA 30523
                                  706-754-4181
 (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)
                              ___________________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (Not subject to filing requirements for past 90 days.)

Number of shares of Common Stock outstanding as of April 15, 1998 was 4,655,500.

                             SCOVILL HOLDINGS INC.
                             SCOVILL FASTENERS INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS



                           PART I  - FINANCIAL INFORMATION                            Page No.
                                                                                    ------------

Item 1.  Financial Statements -
         Consolidated Balance Sheets  at March 31, 1998 and December 31, 1997.............3
         Consolidated Statements of Operations for the three months ended
             March 31, 1998 and 1997......................................................4
         Consolidated Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997......................................................5
         Notes to Consolidated Financial Statements.......................................6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations................................................................7

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................9
Item 2.  Changes in Securities and Use of Proceeds........................................9
Item 3.  Defaults Upon Senior Securities..................................................9
Item 4.  Submission of Matters to a Vote of Security Holders..............................9
Item 5.  Other Information................................................................9
Item 6.  Exhibits and Reports on Form 8-K.................................................9
         SIGNATURES.......................................................................10

                             SCOVILL HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                         MARCH 31,        DECEMBER 31,
                                                                                            1998              1997
                                                                                        (Unaudited)
                                                                                    ------------------------------------
                                             ASSETS
Current Assets
  Cash and cash equivalents.........................................................     $      1,193       $      2,821
  Accounts receivable, net of allowances of $1,086 and $894, respectively ..........           16,778             11,502
  Inventories.......................................................................           24,580             24,292
  Other.............................................................................              751                839
                                                                                             --------           --------
     Total Current Assets...........................................................           43,302             39,454
                                                                                             --------           --------
Property, Plant and Equipment, Net..................................................           71,885             72,505
Intangible Assets...................................................................          113,770            114,243
                                                                                             --------           --------
                                                                                         $    228,957       $    226,202
                                                                                             ========           ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt..............................................     $      1,447       $      1,649
  Accounts payable..................................................................            9,850             11,458
  Accrued liabilities...............................................................            9,526              9,470
  Accrued interest..................................................................            4,098              1,062
                                                                                             --------           --------
     Total Current Liabilities......................................................           24,921             23,639
                                                                                             --------           --------
Long-Term Liabilities
  Revolving line of credit..........................................................            2,500                 --
  Long-term debt....................................................................          128,187            128,199
  Employee benefits.................................................................           24,502             24,499
  Deferred income taxes.............................................................            4,830              5,380
  Other.............................................................................            3,589              3,676
                                                                                             --------           --------
     Total Long-Term Liabilities....................................................          163,608            161,754
                                                                                             --------           --------
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
    200,000 shares authorized, none at March 31, 1998 and 100,000 issued at
    December 31, 1998 (liquidation preference of $100 per share)....................               --              9,400
                                                                                             --------           --------
Stockholders' Equity
   Series B Preferred Stock, $.0001 par value, 16,200,000 shares authorized,
   4,655,500 at March 31, 1998 and 3,655,500 at December 31, 1997 shares issued
   and outstanding..................................................................               --                 --

 Common stock, $.0001 par value, 6,000,000 shares authorized,
   4,655,500 at March 31, 1998 and 3,655,500 at December 31, 1997 shares issued and
   outstanding.....................................................................                --                 --

 Additional paid-in capital--preferred ............................................            49,942             39,700
 Additional paid-in capital--common................................................               503                400
 Predecessor basis adjustment......................................................            (7,831)            (7,831)
 Retained earnings (deficit).......................................................            (2,467)              (781)
 Foreign currency translation adjustment...........................................               281                (79)
                                                                                             --------           --------
     Total Stockholders' Equity....................................................            40,428             31,409
                                                                                             --------           --------
                                                                                             $228,957           $226,202
                                                                                             ========           ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).

                                            THE COMPANY                PREDECESSOR - KSCO
                                 -------------------------------------------------------------
                                                   THREE MONTHS ENDED MARCH 31,
                                         1998 (UNAUDITED)               1997 (UNAUDITED)
                                 -------------------------------------------------------------
                                                              |
Net sales  .......................         $24,598            |           $24,179
Cost of sales.....................          18,110            |            17,239
                                           -------            |           -------
  Gross profit....................           6,488            |             6,940
Selling, general and                                          |
 administrative expenses..........           4,078            |             4,076
Amortization expense..............             987            |               745
                                           -------            |           -------
  Operating income................           1,423            |             2,119
Other expense (income)............             (99)           |               194
Interest expense..................           3,643            |               790
                                           -------            |           -------
Income (loss) before income                                   |
 tax provision (benefit)..........          (2,121)           |             1,135
Income tax provision                                          |
 (benefit)........................            (665)           |               410
                                           -------            |           -------
Net income (loss).................         $(1,456)           |           $   725
                                           -------            |           -------
Dividends on redeemable                                       |
 preferred stock..................             230            |                --
                                           -------            |           -------
Net income (loss) available                                   |
 to common stockholders..........          $(1,686)           |           $   725
                                           =======            |           =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).

                                      THE COMPANY             PREDECESSOR - KSCO
                             -----------------------------------------------------
                                           THREE MONTHS ENDED MARCH 31,
                                    1998 (UNAUDITED)           1997 (UNAUDITED)
                             -----------------------------------------------------
                                                            |
Cash Flows from Operating                                   |
 Activities:                                                |
Net income (loss) available                                 |
 to common stockholders.................  $ (1,686)         |        $   725
Adjustments to reconcile net                                |
 income (loss) available to                                 |
 common stockholders to net                                 |
 cash provided by (used in)                                 |
 operating activities:                                      |
  Depreciation and                                          |
   amortization.........................     3,964          |          2,136
  Deferred income taxes.................        79          |           (241)
  Non-operating Preferred                                   |
    Stock Dividends.....................       345          |
  Changes in operating                                      |
   assets and liabilities:                                  |
     Accounts receivable,                                   |
      net...............................    (5,276)         |         (2,684)
     Inventories........................      (288)         |         (1,296)
     Other current assets...............        88          |            231
     Accounts payable...................    (1,608)         |           (137)
     Accrued liabilities................     3,005          |          2,589
     Other assets and                                       |
      liabilities.......................      (760)         |           (210)
                                           --------         |         -------
Net cash provided by (used                                  |
 in) operating activities...............    (2,137)         |          1,113
                                           --------         |         -------
Cash Flows from Investing                                   |
 Activities:                                                |
Additions to property, plant                                |
 and equipment..........................    (1,777)         |           (936)
                                           --------         |         -------
Net cash used in investing                                  |
 activities.............................    (1,777)         |           (936)
                                           --------         |         -------
Cash Flows from Financing                                   |
 Activities:                                                |
Net borrowings on line of                                   |
 credit.................................     2,500          |            156
Proceeds of long-term debt..............        --          |            213
Repayments of long-term debt............      (214)         |             --
Redemption of preferred                                     |
 stock and payments of  dividends.......   (10,345)         |             --
Issuance of common and                                      |
 preferred stock........................    10,345          |             --
                                          --------          |        -------
Net cash provided by                                        |
 financing activities...................     2,286          |            369
                                          --------          |        -------
Net Increase (Decrease) in                                  |
 Cash...................................    (1,628)         |            546
Cash at Beginning of Period.............     2,821          |            603
                                           --------         |         -------
Cash at End of Period...................  $  1,193          |        $ 1,149
                                           ========         |         =======
                                                            |
Supplemental Disclosure of                                  |
 Cash Flow Information                                      |
  Interest paid.........................  $    416          |        $   763
                                           ========         |        ========
  Income taxes paid.....................  $     --          |        $    --
                                           ========         |         =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (ALL AMOUNTS EXPRESSED IN THOUSANDS, OR AS OTHERWISE NOTED)


NOTE 1.    BASIS OF PRESENTATION AND BUSINESS

  The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries (together with Holdings, the "Company") as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998, and of Predecessor -- KSCO (defined below) for the three months ended March 31, 1997.

  The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and include all adjustments, consisting only of normal recurring adjustments which are in the opinion of the Company necessary for a fair statement of the results of the interim periods. The operating results for the three months ended March 31, 1998 and 1997 are not indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.

  Scovill Acquisition Inc. ("SAI") and Holdings, both Delaware corporations, were formed by Saratoga Partners III L.P. in 1997 to effect the acquisition of Scovill Fasteners Inc., a Delaware Corporation ("Fasteners"). Pursuant to a Stock Purchase Agreement, SAI, then a wholly-owned subsidiary of Holdings, purchased all of the capital stock of KSCO Acquisition Corporation ("KSCO" or "Predecessor-KSCO") on November 26, 1997 for a purchase price of approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection with the transactions). Concurrently with the acquisition, SAI merged with and into KSCO, and KSCO merged with and into Fasteners, with Fasteners surviving the mergers. As a result, Fasteners is currently a wholly owned subsidiary of Holdings. The purchase of KSCO capital stock by SAI and the mergers of SAI and KSCO into Fasteners are together referred to as the "Saratoga Acquisition." The effect of such changes significantly impairs the comparability of the results of operations of the Company and the Predecessor-KSCO.

In connection with the Saratoga Acquisition, the Company issued $100 million of 11.25% Senior Notes due 2007 (the "Notes"), pursuant to an Indenture, dated November 26, 1997. The proceeds of the Notes offering were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of the Company. Following the mergers described above, the Notes became obligations of Fasteners. In connection with the Saratoga Acquisition, Fasteners entered into a new senior secured credit facility (the "New Credit Facility"), consisting of a $28.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Credit Facility").


NOTE 2.    INVENTORIES

Inventories consisted of the following at:

                               March 31, 1998                      December 31, 1997
                               ----------------------------------------------------------------------------
         Raw materials             $ 3,041                               $ 2,792
         Work in process             6,783                                 6,310
         Finished goods             14,756                                15,190
                               ----------------------------------------------------------------------------
                                   $24,580                               $24,292
                               ============================================================================

NOTE 3.    PREFERRED STOCK REDEMPTION

In February 1998, the Company sold additional shares of common stock for approximately $10.3 million. The proceeds were used to redeem the outstanding redeemable exchangeable preferred stock and warrants.

NOTE 4.   NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132), effective January 1, 1998. SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new segment reporting model called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS 132 revises disclosures about pension and other postretirement benefit plans, yet it does not change the measurement or recognition of those plans. The disclosures relative to SFAS 130, 131 and 132 do not significantly affect the Company's current disclosures and will be presented in the Company's 1998 Annual Report on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Safe Harbor Statement" is made pursuant to the Private
Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the highly leveraged nature of the Company, its substantial debt service requirements and the substantial operating and financing restrictions on the Company by the terms of the New Credit Facility, the Indenture, and the other agreements governing the Company's indebtedness; the risks and uncertainties inherent in doing business abroad, the volatility of the price of raw materials; increasing domestic and foreign competition; increasingly complex and stringent environmental laws and regulations; delays or difficulties associated with systems conversion and Year 2000 compliance; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements in the Company's publicly-filed reports and its final Form S-1 Registration Statement, dated December 24, 1997 (Commission File No. 333-43195).

THREE MONTHS ENDED MARCH 31, 1998 (COMPANY) COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997 (PREDECESSOR-KSCO)

Net Sales Net sales increased $0.4 million, or 1.7% from $24.2 million to $24.6 million. Such increase is primarily a result of increased sales in Asian markets and domestic apparel markets.

Gross Profit Gross profit decreased $0.4 million, or 6.5% from $6.9 million to $6.5 million, of which $0.3 million is attributed to a lower sales mix in Scovill-Europe.


Selling, General and Administrative Expenses ("SG&A") SG&A remained consistent at $4.1 million and was 16.6% of sales for the three months ended March 31, 1998 compared to 16.9% for the three months ended March 31, 1997.

Operating Income Operating income decreased $0.7 million primarily as a result of a decrease in gross profit of $0.4, in addition to an increase in amortization expense of $0.2 million as a result of increased goodwill in connection with the Saratoga Acquisition.

Interest Expense Interest expense increased by $2.9 million as a result of the increase in debt from the Saratoga Acquisition.

Income Tax Provision (Benefit) The income tax benefit was $0.7 million in the three months ended March 31, 1998 compared to a provision of $0.4 million in the three months ended March 31, 1997.

Net Income (Loss) The net loss available to common stockholders was $1.7 million in the three months ended March 31, 1998 compared to net income of $0.7 million in the three months ended March 31, 1997 attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES


  Historically, the Company derived its cash from funds generated by operations
and from third-party financings.   As of March 31, 1998 and December 31, 1997,
$2.5 million and $0 borrowings were outstanding under the Revolving Credit Facility. In December 1997, the Company issued $100 million of Notes, the proceeds of which were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of the Company. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements over the next twelve months and beyond.

 Cash Flows

  Net cash used in the Company's operating activities was $2.1 million for the first three months of 1998. Principal working capital changes included increases of $5.3 million and $0.3 million in accounts receivable and inventories, respectively, and a net increase of accounts payable and accrued liabilities of $1.4 million. The Company's cash used in investing activities during the first three months of 1998 was $1.8 million for capital expenditures. Net cash provided by financing activities was $2.3 million, of which $2.5 million represents borrowings under the Revolving Credit Facility.

  The Indenture and the New Credit Facility place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities and the Use of Proceeds

           In February 1998, Holdings sold an additional 1,000,000 shares of each of common stock and Series B Preferred Stock for approximately $10.3 million, which sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because of the private nature of the transaction and the financial sophistication of the purchaser involved. The proceeds from the sale were used to redeem the outstanding Series A Cumulative Redeemable Exchangeable Preferred Stock and Warrants.

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  27 - Financial Data Schedule

          (b)   Reports on Form 8-K

             None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Scovill Holdings Inc.
                                  Scovill Fasteners Inc.



Date:  May 1, 1998                /s/   David J. Barrett
                                  -----------------------
                                    David J. Barrett,
                                  Chief Executive Officer and Director



Date:  May 1, 1998                /s/   Martin A. Moore
                                  ----------------------
                                    Martin A. Moore
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer