Form 10-Q
period 1998-06-30
SCOVILL FASTENERS INC
filed 1998-08-13
CIK 1051885

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________
                                   FORM 10-Q
                                 _____________

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

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

                            SCOVILL FASTENERS INC.
                             SCOVILL HOLDINGS INC.
                              POST OFFICE BOX 44
                              1802 SCOVILL DRIVE
                          CLARKESVILLE, GEORGIA 30523
                                 706-754-4181
(NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                 OF REGISTRANTS' PRINCIPAL EXECUTIVE OFFICES)
                              ___________________


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x] No [ ]

Number of shares of Common Stock outstanding as of July 15, 1998 was 4,521,159.

                             SCOVILL HOLDINGS INC.
                            SCOVILL FASTENERS INC.

                         Quarterly Report on Form 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS



                            PART I - FINANCIAL INFORMATION                                Page No.
                                                                                         ------------
Item 1.  Financial Statements -
         Consolidated Balance Sheets at June 30, 1998 and December 31, 1997..............      3
         Consolidated Statements of Operations for the three and six month
           periods ended June 30, 1998 and 1997..........................................      4
         Consolidated Statements of Cash Flows for the six months ended June 30,
           1998 and 1997.................................................................      5
         Notes to Consolidated Financial Statements......................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...................................................................      7

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................................     11
         SIGNATURES......................................................................     12


                             SCOVILL HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                JUNE 30,
                                                                                                  1998          DECEMBER 31,
                                                                                               (UNAUDITED)          1997
                                                                                              -----------------------------
                                  ASSETS
Current Assets
  Cash and cash equivalents..............................................................       $    817         $   2,821
  Accounts receivable, net of allowances of $1,105 and $894, respectively................         16,448            11,502
  Inventories............................................................................         25,880            24,292
  Other..................................................................................            770               839
                                                                                                --------          --------
     Total Current Assets................................................................         43,915            39,454
                                                                                                --------          --------
Property, Plant and Equipment, Net.......................................................         70,379            72,505
Intangible Assets........................................................................        112,796           114,243
                                                                                                --------          --------
                                                                                                $227,090          $226,202
                                                                                                ========          ========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt...................................................       $  1,388          $  1,649
  Accounts payable.......................................................................         10,622            11,458
  Accrued liabilities....................................................................          9,602             9,470
  Accrued interest.......................................................................          1,023             1,062
                                                                                                --------          --------
     Total Current Liabilities...........................................................         22,635            23,639
                                                                                                --------          --------
Long-Term Liabilities
  Revolving line of credit...............................................................          7,800                --
  Long-term debt.........................................................................        128,050           128,199
  Employee benefits......................................................................         24,508            24,499
  Deferred income taxes..................................................................          3,245             5,380
  Other..................................................................................          3,496             3,676
                                                                                                --------          --------
     Total Long-Term Liabilities.........................................................        167,099           161,754
                                                                                                --------          --------
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
 200,000 shares authorized, none at June 30, 1998 and 100,000 issued at
 December 31, 1997 (liquidation preference of $100 per share)............................             --             9,400
                                                                                                --------          --------
Stockholders' Equity
 Series B Preferred Stock, $.0001 par value, 16,200,000 shares authorized,
  4,655,500 at June 30, 1998 and 3,655,500 at December 31, 1997 shares issued
  and outstanding........................................................................             --                --
 Common stock, $.0001 par value, 6,000,000 shares authorized,
  4,655,500 at June 30, 1998 and 3,655,500 at December 31, 1997 shares issued
  and outstanding  ......................................................................             --                --
 Additional paid-in capital--preferred  .................................................         49,942            39,700
 Additional paid-in capital--common  ....................................................            503               400
 Predecessor basis adjustment  ..........................................................         (7,831)           (7,831)
 Retained earnings (deficit)  ...........................................................         (5,389)             (781)
 Foreign currency translation adjustment  ...............................................            131               (79)
                                                                                                --------          --------
     Total Stockholders' Equity  ........................................................         37,356            31,409
                                                                                                --------          --------
                                                                                                $227,090          $226,202
                                                                                                ========          ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
                     Consolidated Statements of Operations
                                (IN THOUSANDS)

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).

                                               THE COMPANY    | PREDECESSOR - KSCO     THE COMPANY    | PREDECESSOR - KSCO
                                             ----------------  --------------------  ----------------  --------------------
                                                  SIX MONTHS ENDED JUNE 30,             THREE MONTHS ENDED JUNE 30,
                                             1998 (UNAUDITED) | 1997 (UNAUDITED)    1998 (UNAUDITED)   1997 (UNAUDITED)
                                           -----------------------------------------------------------------------------
                                                              |                                       |
                                                              |                                       |
  Net sales  ...........................       $48,994        |    $49,765             $24,396        |   $25,586
  Cost of sales  .......................        35,993        |     35,866              17,883        |    18,627
                                               -------        |    -------             -------        |   -------
   Gross profit  .......................        13,001        |     13,899               6,513        |     6,959
  Selling, general and administrative                         |                                       |
      expenses  ........................         8,085        |      8,199               4,007        |     4,124
  Restructuring and asset impairment                          |                                       |
      charge............................         1,968        |         --               1,968        |        --
  Amortization expense  ................         1,952        |      1,499                 965        |       753
                                               -------        |    -------             -------        |   -------
   Operating income (loss)  ............           996        |      4,201                (427)       |     2,082
  Other expense (income)  ..............            52        |        251                 151        |       182
  Interest expense  ....................         7,497        |      1,627               3,854        |       837
                                               -------        |    -------             -------        |   -------
  Income (loss) before income                                 |                                       |
      tax provision (benefit)  .........        (6,553)       |      2,323              (4,432)       |     1,063
  Income tax provision                                        |                                       |
      (benefit)  .......................        (2,175)       |        922              (1,510)       |       512
                                               -------        |    -------             -------        |   -------
  Net income (loss)  ...................       $(4,378)       |    $ 1,401             $(2,922)       |   $   551
                                               -------        |    -------             -------        |   -------
  Dividends on redeemable                                     |                                       |
     preferred stock  ..................           230        |         --                  --        |        --
                                               -------        |    -------             -------        |   -------
  Net income (loss) available                                 |                                       |
     to common stockholders.............       $(4,608)       |    $ 1,401             $(2,922)       |   $   551
                                               =======        |    =======             =======        |   =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).

                                                               THE COMPANY        |     PREDECESSOR - KSCO
                                                          -------------------------------------------------
                                                                        SIX MONTHS ENDED JUNE 30,
                                                             1998 (UNAUDITED)     |      1997 (UNAUDITED)
                                                          -------------------------------------------------
                                                                                  |
CASH FLOWS FROM OPERATING  ACTIVITIES:                                            |
Net income (loss) available  to common stockholders.......         $ (4,608)      |         $ 1,401
                                                                                  |
Adjustments to reconcile net income (loss) available to                           |
 common stockholders to net cash provided by (used in)                            |
 operating activities:                                                            |
  Depreciation............................................            5,573       |           2,804
  Amortization............................................            2,334       |           1,496
  Deferred income taxes  .................................            1,382       |            (482)
  Asset impairment charge.................................              940       |              --
  Non-operating preferred stock dividends.................              345       |              --
  Changes in operating assets and liabilities:                                    |
   Accounts receivable, net...............................           (4,946)      |          (2,911)
   Inventories  ..........................................           (1,588)      |          (2,676)
   Other current assets  .................................               69       |             159
   Accounts payable  .....................................             (836)      |            (604)
   Accrued liabilities  ..................................             (159)      |           2,534
   Other assets and liabilities  .........................           (3,112)      |            (520)
                                                                   --------       |         -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.......           (4,606)      |           1,201
                                                                   --------       |         -------
CASH FLOWS FROM INVESTING ACTIVITIES:                                             |
Additions to property, plant and equipment................           (4,788)      |          (2,517)
                                                                   --------       |          ------
NET CASH USED IN INVESTING ACTIVITIES.....................           (4,788)      |          (2,517)
                                                                   --------       |         -------
CASH FLOWS FROM FINANCING ACTIVITIES:                                             |
Net borrowings on line of credit..........................            7,800       |           1,656
Proceeds of long-term debt  ..............................               --       |             213
Repayments of long-term debt..............................             (410)      |            (219)
Redemption of preferred stock andpayments of dividends....          (10,345)      |              --
Issuance of common and preferred stock....................           10,345       |              --
                                                                   --------       |         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES.................            7,390       |           1,650
                                                                   --------       |         -------
NET (DECREASE) INCREASE IN CASH...........................           (2,004)      |             334
                                                                                  |
CASH AT BEGINNING OF PERIOD...............................            2,821       |             603
                                                                   --------       |         -------
CASH AT END OF PERIOD.....................................         $    817       |         $   937
                                                                   ========       |         =======
                                                                                  |
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                  |
  Interest paid  .........................................         $  7,153       |         $ 1,100
                                                                   ========       |         =======
  Income taxes paid  .....................................         $     70       |         $    86
                                                                   ========       |         =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (ALL AMOUNTS EXPRESSED IN THOUSANDS, OR AS OTHERWISE NOTED)


NOTE 1.    BASIS OF PRESENTATION AND BUSINESS

  The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries (together with Holdings, the "Company") as of June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998, and of Predecessor KSCO (defined below) for the three and six month periods ended June 30, 1997.

  The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments which are in the opinion of the Company necessary for a fair statement of the results of the interim periods. The operating results for the three and six month periods ended June 30, 1998 and 1997 are not indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.

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


NOTE 2.    INVENTORIES

Inventories consisted of the following at:

                                            June 30, 1998                       December 31, 1997
                               ----------------------------------------------------------------------------
         Raw materials                   $ 2,505                               $ 2,792
         Work in process                   5,068                                 6,310
         Finished goods                   18,307                                15,190
                               ----------------------------------------------------------------------------
                                         $25,880                               $24,292
                               ============================================================================


NOTE 3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In June 1998, the Company announced a corporate restructuring plan. The plan includes outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. As a result, in June 1998, the Company recorded a restructuring charge of approximately $1.0 million related to severance payments to be paid to approximately 30 terminated employees and a $1.0 million asset impairment charge related to plastics component part production fixed assets to be disposed of under the plan.

NOTE 4.  PREFERRED STOCK REDEMPTION

In February 1998, the Company sold additional shares of common stock for approximately $10.3 million. The proceeds were used to redeem the outstanding redeemable exchangeable preferred stock and warrants.

NOTE 5.   NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"), effective January 1, 1998. SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new segment reporting model called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS 132 revises disclosures about pension and other postretirement benefit plans, yet it does not change the measurement or recognition of those plans. The disclosures relative to SFAS 130, 131 and 132 do not significantly affect the Company's current disclosures and will be presented in the Company's 1998 Annual Report on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Safe Harbor Statement" is made pursuant to the Private
Securities Litigation Reform Act of 1995. Certain statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the highly leveraged nature of the Company, its substantial debt service requirements and the substantial operating and financing restrictions on the Company by the terms of the New Credit Facility, the Indenture, and the other agreements governing the Company's indebtedness; the risks and uncertainties inherent in doing business abroad, the volatility of the price of raw materials; increasing domestic and foreign competition; increasingly complex and stringent environmental laws and regulations; delays or difficulties associated with systems conversion and Year 2000 compliance; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements in the Company's publicly-filed reports and its final Form S-1 Registration Statement, dated December 24, 1997 (Commission File No. 333-43195).

SIX MONTHS ENDED JUNE 30, 1998 (COMPANY) COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997 (PREDECESSOR-KSCO)

Net Sales Net sales decreased $0.8 million, or 1.5% from $49.8 million to $49.0 million. Such decrease is primarily a result of decreased sales in denim and industrial markets offset by increased sales in Asian markets.

Gross Profit Gross profit decreased $0.9 million, or 6.5% from $13.9 million to $13.0 million, which is a result of a change in sales mix.

Selling, General and Administrative Expenses ("SG&A") SG&A decreased $0.1 million, or 1.4% from $8.2 million to $8.1 million and was 16.5% of sales for each of the six months ended June 30, 1998 and 1997.

Restructuring and Asset Impairment Charge In June 1998, the Company announced a corporate restructuring plan. The plan includes outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. As a result, in June 1998, the Company recorded a restructuring charge of approximately $1.0 million related to severance payments to be paid to approximately 30 terminated employees and a $1.0 million impairment charge related to plastics component part production fixed assets to be disposed of under the plan. The Company will pay the severance benefits discussed above over 12 months ending June 30, 1999, the majority of which will be paid in the second and third quarters of 1998. As a result of the restructuring, the Company expects reductions in future annual operating expenses which should enable the Company to be more competitive.

Operating Income Operating income decreased $3.2 million as a result of a decrease in gross profit of $0.9, a restructuring and impairment charge recorded in the second quarter of $2.0 million, in addition to an increase in amortization expense of $0.5 million as a result of increased goodwill in connection with the Saratoga Acquisition, offset by a reduction in SG&A of $0.1 million.

Interest Expense Interest expense increased by $5.9 million as a result of the increase in debt from the Saratoga Acquisition.

Income Tax Provision (Benefit) The income tax benefit was $2.2 million in the six months ended June 30, 1998 compared to a provision of $0.9 million in the six months ended June 30, 1997.

Net Income (Loss) The net loss available to common stockholders was $4.6 million in the six months ended June 30, 1998 compared to net income of $1.4 million in the three months ended June 30, 1997 attributable to the factors discussed above.

THREE MONTHS ENDED JUNE 30, 1998 (COMPANY) COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997 (PREDECESSOR-KSCO)

Net Sales Net sales decreased $1.2 million, or 4.7% from $25.6 million to $24.4 million. Such decrease is primarily a result of decreased sales in denim and industrial markets offset by increased sales in Asian markets.

Gross Profit Gross profit decreased $0.4 million, or 6.4% from $6.9 million to $6.5 million, which is a result of a change in sales mix.

Selling, General and Administrative Expenses ("SG&A") SG&A decreased $0.1 million, or 2.8% from $4.1 million to $4.0 million and was 16.4% of sales for the six months ended June 30, 1998 compared to 16.1% for the six months ended June 30, 1997.

Restructuring and Asset Impairment Charge  See discussion above.

Operating Income (Loss) Operating income (loss) decreased $2.5 million primarily as a result of a decrease in gross profit of $0.4 million, a restructuring charge recorded in June 1998 of $2.0 million, offset by a reduction in SG&A of $0.1 million, in addition to an increase in amortization expense of $0.2 million as a result of increased goodwill in connection with the Saratoga Acquisition.

Interest Expense Interest expense increased by $3.0 million as a result of the increase in debt from the Saratoga Acquisition.

Income Tax Provision (Benefit) The income tax benefit was $1.5 million in the six months ended June 30, 1998 compared to a provision of $0.5 million in the six months ended June 30, 1997.

Net Income (Loss) The net loss available to common stockholders was $2.9 million in the six months ended June 30, 1998 compared to net income of $0.6 million in the six months ended June 30, 1997 attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company derived its cash from funds generated by operations
and from third-party financings.   As of June 30, 1998 and December 31, 1997,
$7.8 million and $0 borrowings were outstanding under the Revolving Credit Facility. In December 1997, the Company issued $100 million of Notes, the proceeds of which were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of the Company. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements over the next twelve months and beyond.

EBITDA

EBITDA is defined for the purpose of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, rental payments on synthetic lease on attaching machines, restructuring and asset impairment charge, and management fees.

The Company has included information concerning EBITDA in this report because it is used by certain investors as a measure of a company's ability to service its debt. EBITDA is not required or recognized as a measure of financial performance under generally accepted accounting principles in the U.S. ("GAAP"), and should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash flow from operating activities determined in accordance with GAAP as a measure of liquidity. The Company's use of EBITDA may not be comparable to similarly titled measures used by other companies due to their use of different financial statement components in calculating EBITDA.

EBITDA decreased $0.5 million, or 4.8%, from $11.3 million to $10.8 million primarily as a result of a decrease in gross profit, resulting from decreased sales volume for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

EBITDA decreased $0.2 million, or 3.8%, from $5.6 million to $5.4 million primarily as a result of a decrease in gross profit, resulting from a decrease in sales volume for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

Cash Flows

  Net cash used in the Company's operating activities was $4.6 million for the first six months of 1998. Principal working capital changes included increases of $4.9 million and $1.6 million in accounts receivable and inventories, respectively, and a net decrease of accounts payable and accrued liabilities of $1.0 million. The Company's cash used in investing activities during the first six months of 1998 was $4.8 million for capital expenditures. Net cash provided by financing activities was $7.4 million, of which $7.8 million represents borrowings under the Revolving Credit Facility.

  The Indenture and the New Credit Facility place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations.

                          PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit 27 - Financial Data Schedule

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


                                  Scovill Holdings Inc.
                                  Scovill Fasteners Inc.



Date:  August 13, 1998            /s/   David J. Barrett
                                  -----------------------
                                     DAVID J. BARRETT,
                                  Chief Executive Officer and Director



Date:  August 13, 1998            /s/   Martin A. Moore
                                  ----------------------
                                    MARTIN A. MOORE
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer