Form 10-Q
period 1998-09-30
SCOVILL FASTENERS INC
filed 1998-11-13
CIK 1051885

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________
                                   FORM 10-Q
                                 _____________

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

Number of shares of Common Stock outstanding as of October 15, 1998 was 4,655,500.

                             SCOVILL HOLDINGS INC.
                             SCOVILL FASTENERS INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                            PART I - FINANCIAL INFORMATION                                Page No.
                                                                                         -----------

Item 1.  Financial Statements -
        Consolidated Balance Sheets at September 30, 1998 and December 31, 1997...         3
        Consolidated Statements of Operations for the three and nine month
         periods ended September 30, 1998 and 1997................................         4
        Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1997..............................................         5
        Notes to Consolidated Financial Statements................................         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations............................................................         7

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................................         12
        SIGNATURES ...............................................................         13

                             SCOVILL HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                       September 30,      December 31,
                                                                                            1998              1997
                                                                                        (Unaudited)
                                                                                    ------------------------------------
                                             ASSETS
Current Assets
  Cash and cash equivalents.........................................................         $    547           $  2,821
  Accounts receivable, net of allowances of $1,233 and $894, respectively...........           15,596             11,502
  Inventories.......................................................................           25,220             24,292
       Other........................................................................              589                839
                                                                                             --------           --------
            Total Current Assets....................................................           41,952             39,454
                                                                                             --------           --------
Property, Plant and Equipment, Net..................................................           69,071             72,505
Intangible Assets ..................................................................          111,651            114,243
                                                                                             --------           --------
                                                                                             $222,674           $226,202
                                                                                             ========           ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt  ............................................         $  3,632           $  1,649
  Accounts payable  ................................................................            7,346             11,458
  Accrued liabilities  .............................................................            7,707              9,470
  Accrued interest  ................................................................            3,907              1,062
                                                                                             --------           --------
     Total Current Liabilities  ....................................................           22,592             23,639
                                                                                             --------           --------
Long-Term Liabilities
  Revolving line of credit  ........................................................            9,950                 --
  Long-term debt ...................................................................          125,813            128,199
  Employee benefits  ...............................................................           24,486             24,499
  Deferred income taxes  ...........................................................            1,815              5,380
  Other.............................................................................            3,419              3,676
                                                                                             --------           --------
     Total Long-Term Liabilities  ..................................................          165,483            161,754
                                                                                             --------           --------
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
         200,000 shares authorized, none at September 30, 1998 and 100,000 issued
          at December 31, 1997 (liquidation preference of $100 per share)...........               --              9,400
                                                                                             --------           --------
Stockholders' Equity
 Series B Preferred Stock, $.0001 par value, 16,200,000 shares authorized,
  4,655,500 at September 30, 1998 and 3,655,500 at December 31, 1997 shares issued
   and outstanding..................................................................               --                 --
 Common stock, $.0001 par value, 6,000,000 shares authorized,
     4,655,500 at September 30, 1998 and 3,655,500 at December 31, 1997 shares
      issued and outstanding  ......................................................               --                 --
 Additional paid-in capital--preferred  ............................................           49,942             39,700
 Additional paid-in capital--common  ...............................................              503                400
 Predecessor basis adjustment  .....................................................           (7,831)            (7,831)
 Retained earnings (deficit)  ......................................................           (8,252)              (781)
 Foreign currency translation adjustment  ..........................................              237                (79)
                                                                                             --------           --------
     Total Stockholders' Equity  ...................................................           34,599             31,409
                                                                                             --------           --------
                                                                                             $222,674           $226,202
                                                                                             ========           ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).

                                               THE COMPANY     PREDECESSOR - KSCO     THE COMPANY     PREDECESSOR - KSCO
                                             ----------------  -------------------  ----------------  -------------------
                                                NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                             1998 (UNAUDITED)   1997 (UNAUDITED)    1998 (UNAUDITED)   1997 (UNAUDITED)
                                             ----------------------------------- ---------------------------------------

  Net sales  .....................................   $70,939     |        $73,466           $21,945       |      $23,701
  Cost of sales  .................................    52,628     |         53,368            16,635       |       17,502
                                                    --------     |        -------           -------       |      -------
   Gross profit  .................................    18,311     |         20,098             5,310       |        6,199
  Selling, general and administrative                            |                                        |
      expenses ...................................    11,735     |         11,697             3,650       |        3,498
  Restructuring and asset impairment                             |                                        |
      charge......................................     2,968     |             --             1,000       |           --
  Amortization expense  ..........................     2,924     |          2,230               972       |          731
                                                    --------     |        -------           -------       |      -------
   Operating income (loss)  ......................       684     |          6,171              (312)      |        1,970
  Other expense   ................................        62     |            430                10       |          179
  Interest expense  ..............................    11,470     |          2,493             3,973       |          866
                                                    --------     |        -------           -------       |      -------
  Income (loss) before income                                    |                                        |
      tax provision (benefit)  ...................   (10,848)    |          3,248            (4,295)      |          925
  Income tax provision                                           |                                        |
      (benefit)  .................................    (3,607)    |          1,436            (1,432)      |          514
                                                    --------     |        -------           -------       |      -------
  Net income (loss)  .............................  $ (7,241)    |        $ 1,812           $(2,863)      |      $   411
                                                    --------     |        -------           -------       |      -------
   Dividends on redeemable                                       |                                        |
    preferred stock...............................       230     |             --                --       |           --
                                                    --------     |        -------           -------       |      -------
  Net income (loss) available                                    |                                        |
          to common stockholders..................  $ (7,471)    |        $ 1,812           $(2,863)      |      $   411
                                                    ========     |        =======           =======       |      =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).

                                               THE COMPANY             PREDECESSOR - KSCO
                                      ----------------------------------------------------
                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                            1998 (UNAUDITED)           1997 (Unaudited)
                                      ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss) available
 to common stockholders......................   $ (7,471)     |            $ 1,812
Adjustments to reconcile net                                  |
 income (loss) available to                                   |
 common stockholders to net                                   |
 cash provided by (used in)                                   |
 operating activities:                                        |
  Depreciation...............................      8,279      |              4,213
  Amortization...............................      3,497      |              2,230
  Deferred income taxes  ....................     (1,918)     |               (723)
  Asset impairment charge....................        940      |                 --
  Non-operating preferred stock dividends....        345      |                 --
                                                              |
  Changes in operating                                        |
   assets and liabilities:                                    |
     Accounts receivable, net................     (4,094)     |             (2,610)
     Inventories  ...........................       (928)     |             (2,431)
     Other current assets  ..................        250      |                434
     Accounts payable  ......................     (4,112)     |             (1,131)
     Accrued liabilities  ...................        812      |              1,263
     Other assets and                                         |
      liabilities  ..........................     (1,370)     |               (364)
                                                --------      |            -------
NET CASH (USED IN) PROVIDED                                   |
 BY OPERATING ACTIVITIES.....................     (5,770)     |              2,693
                                                --------      |            -------
CASH FLOWS FROM INVESTING                                     |
 ACTIVITIES:                                                  |
Additions to property, plant                                  |
 and equipment...............................     (6,044)     |             (4,114)
                                                --------      |            -------
NET CASH USED IN INVESTING                                    |
 ACTIVITIES..................................     (6,044)     |             (4,114)
                                                --------      |            -------
CASH FLOWS FROM FINANCING                                     |
 ACTIVITIES:                                                  |
Net borrowings on line of                                     |
  credit.....................................      9,950      |              2,506
Proceeds of long-term debt  .................         --      |                213
Repayments of long-term debt.................       (410)     |               (490)
Redemption of preferred                                       |
 stock and payments of  dividends............    (10,345)     |                 --
Issuance of common and                                        |
  preferred stock  ..........................     10,345      |                 --
                                                --------      |            -------
NET CASH PROVIDED BY                                          |
  FINANCING ACTIVITIES.......................      9,540      |              2,229
                                                --------      |            -------
NET (DECREASE) INCREASE IN                                    |
 CASH........................................     (2,274)     |                808
CASH AT BEGINNING OF PERIOD..................      2,821      |                603
                                                --------      |            -------
CASH AT END OF PERIOD........................   $    547      |            $ 1,411
                                                ========      |            =======
SUPPLEMENTAL DISCLOSURE OF                                    |
 CASH FLOW INFORMATION                                        |
      Interest paid  ........................   $  8,051      |            $ 2,411
                                                ========      |            =======
      Income taxes paid  ....................   $     70      |            $    86
                                                ========                   =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (ALL AMOUNTS EXPRESSED IN THOUSANDS, OR AS OTHERWISE NOTED)


NOTE 1.    BASIS OF PRESENTATION AND BUSINESS

The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries (together with Holdings, the "Company") as of September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and of Predecessor KSCO (defined below) for the three and nine month periods ended September 30, 1997.

The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments which are in the opinion of the Company necessary for a fair statement of the results of the interim periods. The operating results for the three and nine month periods ended September 30, 1998 and 1997 are not indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1997.

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

The Company is in the process of amending certain provisions of its Credit Facility to allow for a proposed acquisition and in the third quarter amended the New Credit Facility to revise certain EBITDA definitions. The New Credit Facility amendment will be completed concurrent with the consummation of the acquisition, which is expected in the fourth quarter 1998.


NOTE 2.    INVENTORIES

Inventories consisted of the following at:

                                      September 30, 1998        December 31, 1997
                               -------------------------------------------------------
         Raw materials                      $ 2,341                      $ 2,792
         Work in process                      6,938                        6,310
         Finished goods                      15,941                       15,190
                               ------------------------------------------------------
                                            $25,220                      $24,292
                               ======================================================


NOTE 3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGE

In June 1998, the Company announced a corporate restructuring plan. The plan includes outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. As a result, in June 1998, the Company recorded a restructuring charge of approximately $1.0 million related to severance payments to be paid to approximately 30 terminated employees and a $1.0 million asset impairment charge related to plastics component part production fixed assets to be disposed of under the plan. In July 1998, under the restructuring plan discussed above, an additional severance benefit was paid under the terms of an employment agreement.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year 2000. Management believes that this Statement will not have a significant impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following "Safe Harbor Statement" is made pursuant to the Private
Securities Litigation Reform Act of 1995. Certain statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the highly leveraged nature of the Company, its substantial debt service requirements and the substantial operating and financing restrictions on the Company under the terms of the New Credit Facility, as amended, the Indenture, and the other agreements governing the Company's indebtedness; the risks and uncertainties inherent in doing business abroad, the volatility of the price of raw materials; increasing domestic and foreign competition; increasingly complex and stringent environmental laws and regulations; delays or difficulties associated with systems conversion and Year 2000 compliance; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements in the Company's publicly-filed reports and its final Form S-1 Registration Statement, dated December 24, 1997 (Commission File No. 333-43195).

NINE MONTHS ENDED SEPTEMBER 30, 1998 (COMPANY) COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997 (PREDECESSOR-KSCO)

Net Sales Net sales decreased $2.5 million, or 3.4% from $73.4 million to $70.9 million. Such decrease is primarily a result of decreased sales in industrial markets evidenced by decreased sales of $0.8 and $1.2 million in the DOT and PCI product lines, respectively, in addition to a decrease in sales of $0.7 million in the plastics product line and $0.3 million in sales of Scovill-Europe, offset by increased sales in Asian markets.

Gross Profit Gross profit decreased $1.8 million, or 8.9% from $20.1 million to $18.3 million, which is primarily a result of a decrease in sales volume, in addition to a change in sales mix.

Selling, General and Administrative Expenses ("SG&A") SG&A remained consistent at $11.7 million which equaled 16.6% and 15.9% of sales for each of the nine month periods ended September 30, 1998 and 1997.

Restructuring and Asset Impairment Charge In June 1998, the Company announced a corporate restructuring plan. The plan includes outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. As a result, in June 1998, the Company recorded a restructuring charge of approximately $1.0 million related to severance payments to be paid to approximately 30 terminated employees and a $1.0 million impairment charge related to plastics component part production fixed assets to be disposed of under the plan. The Company will pay the severance benefits discussed above over 12 months ending June 30, 1999, the majority of which will be paid in the second and third quarters of 1998. In July 1998, an additional severance benefit of $1.0 million was paid under the terms of an employment agreement. As a result of the restructuring, the Company expects reductions in future annual operating expenses which should enable the Company to be more competitive.

Operating Income Operating income decreased $5.5 million as a result of a decrease in gross profit of $1.8 million, a restructuring and impairment charge of $3.0 million, in addition to an increase in amortization expense of $0.7 million as a result of increased goodwill in connection with the Saratoga Acquisition.

Interest Expense Interest expense increased by $9.0 million as a result of the increase in debt under the Notes and the New Credit Facility.

Income Tax Provision (Benefit) The income tax benefit was $3.6 million in the nine months ended September 30, 1998 compared to a provision of $1.4 million in the nine months ended September 30, 1997.

Net Income (Loss) The net loss available to common stockholders was $7.5 million in the nine months ended September 30, 1998 compared to net income of $1.8 million in the nine months ended September 30, 1997 attributable to the factors discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1998 (COMPANY) COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997 (PREDECESSOR-KSCO)

Net Sales Net sales decreased $1.8 million, or 7.4% from $23.7 million to $21.9 million. Such decrease is primarily a result of decreased sales in industrial markets evidenced by decreased sales of $0.5 million and $0.4 million in the DOT and PCI product lines, respectively. Additionally, sales in Europe and Canada each decreased by $0.3 million for the three months ended September 30, 1998 compared with the three months ended September 30, 1997. Additionally, sales in Asia decreased $0.5 million, offset by increased sales in Mexico of $0.1 million for the three months ended September 30, 1998 compared with the three months ended September 30, 1997.

Gross Profit Gross profit decreased $0.9 million, or 14.3% from $6.2 million to $5.3 million, which is primarily a result of decreased sales volume.

Selling, General and Administrative Expenses ("SG&A") SG&A increased $0.2 million, or 4.3% from $3.5 million to $3.7 million for the three months ended September 30, 1998 and 1997, respectively and equaled approximately 16.6% and 14.8% of sales for the three months ended September 30, 1998 and 1997, respectively.

Restructuring and Asset Impairment Charge  See discussion above.

Operating Income (Loss) Operating income decreased $2.3 million primarily as a result of a decrease in gross profit of $0.9 million, a restructuring charge recorded in July 1998 of $1.0 million, an increase in SG&A of $0.2 million, in addition to an increase in amortization expense of $0.2 million as a result of increased goodwill in connection with the Saratoga Acquisition.

Interest Expense Interest expense increased by $3.1 million as a result of the increase in debt under the Notes and the New Credit Facility.

Income Tax Provision (Benefit) The income tax benefit was $1.4 million in the three months ended September 30, 1998 compared to a provision of $0.5 million in the three months ended September 30, 1997.

Net Income (Loss) The net loss was $2.9 million in the three months ended September 30, 1998 compared to net income of $0.4 million in the three months ended September 30, 1997 attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company derived its cash from funds generated by operations
and from third-party financings.   As of September 30, 1998 and December 31,
1997, $10.0 million and $0 borrowings were outstanding under the Revolving Credit Facility, with $8.6 million of availability at September 30, 1998. In December 1997, the Company issued $100 million of 11.25% Senior Notes, the proceeds of which were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of the Company. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements over the next twelve months and beyond. However, in the event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available or available on terms acceptable to the Company.

As of November 12, 1998, the Company is in final negotiations for the acquisition of a company based in the Northeast U.S. that manufactures and distributes eyelets and fasteners primarily for the electric component and medical product industries, for an estimated purchase price ranging from $5 to $6.5 million. Although management is confident the proposed acquisition will be completed, there can be no assurances that such transaction will be consummated or consummated within the fourth quarter of 1998.

The Company is in the process of amending certain provisions of its Credit Facility to allow for the proposed acquisition and in the third quarter amended the New Credit Facility to revise certain EBITDA definitions. The New Credit Facility amendment will be completed concurrent with the consummation of the acquisition, which is expected in the fourth quarter 1998.

YEAR 2000 COMPLIANCE

The widespread use of computer software that relies on two digits, rather that four digits, to define the applicable year when performing computation functions may cause computers and computer-controlled systems to malfunction when processing data on and after January 1, 2000 (the "Y2K issue").

In consideration of the potential impact of the Y2K issue on its domestic business, operations, and financial condition, the Company has addressed issues which may arise from its systems as described below. The Company's foreign subsidiaries are in the process of either implementing new systems or upgrading existing systems which are expected to be Y2K compliant.

The Company has implemented an integrated software package, BPCS, effective July 1, 1998 which is Y2K compliant. BPCS was implemented as a complete Enterprise Resource Planning (ERP) package which is utilized by the Company's customer service, manufacturing shop floor, and accounting departments. The Company's manufacturing processes are not dependent upon computer technology and therefore should not be affected by the Y2K issue. The Company estimates that its future costs for remediation of Y2K issues on a Company-wide basis will not have significant impact on the financial condition of the Company.

The Company is in the process of inquiring of its suppliers and vendors, and significant customers to determine that their operations are Y2K compliant. Where practicable, the Company will seek alternative sources of suppliers. However, such Y2K-related failures by such parties remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

The Company believes that its continuing assessment, planning and implementation process will be effective to achieve a level of readiness that will meet the challenges presented by Y2K issues in a timely manner. Although the Company is evaluating the Y2K readiness of third-party software, computer technology and other hardware and software, the Company cannot guarantee the Y2K readiness of third-party products, services, or providers that may impact the Company's operations.

Based on the remediation efforts to date, the Company does not believe that any problems resulting from the Y2K issue will have a material adverse effect on its financial condition or results of operations.

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

EBITDA decreased $1.5 million, or 9.2%, from $16.8 million to $15.3 million primarily as a result of a decrease in gross profit, resulting from decreased sales volume for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

EBITDA decreased $1.0 million, or 18.2%, from $5.5 million to $4.5 million primarily as a result of a decrease in gross profit, resulting from a decrease in sales volume for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

Cash Flows

Net cash used in the Company's operating activities was $5.8 million for the first nine months of 1998. Principal working capital changes included increases of $4.1 million and $0.9 million in accounts receivable and inventories, respectively, and a net decrease of accounts payable and accrued liabilities of $3.3 million. The Company's cash used in investing activities during the first nine months of 1998 was $6.0 million for capital expenditures. Net cash provided by financing activities was $9.5 million, of which $10.0 million represents borrowings under the Revolving Credit Facility.

The Indenture and the New Credit Facility place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations.

                           PART II  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K


             (a) Exhibit 4.01 - Amendment No. 3 to the Bank Credit Agreement

             (b) Exhibit 27 - Financial Data Schedule

             (c)  Reports on Form 8-K

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


                                  Scovill Holdings Inc.
                                  Scovill Fasteners Inc.



Date:  November 13, 1998         /s/   David J. Barrett
                                 -----------------------
                                    DAVID J. BARRETT,
                                  Chief Executive Officer and Director



Date:  November 13, 1998          /s/   Martin A. Moore
                                  ----------------------
                                    MARTIN A. MOORE
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer