Form 10-K405
period 1998-12-31
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 1999-03-30
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------
                                   FORM 10-K
                              ------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______________ TO__________________

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

                              ___________________

       Securities registered pursuant to Section 12(b) of the Act:   NONE

                              ___________________

       Securities registered pursuant to Section 12(g) of the Act:   NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant:
None. (See Part II, Item 5.)

Number of shares of Common Stock outstanding as of March 15, 1999 was 4,655,500.

                             SCOVILL HOLDINGS INC.
                            SCOVILL FASTENERS INC.

                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS



                                             PART I                                                Page No.
                                                                                                   --------
Item 1.   Business.............................................................................           3
Item 2.   Properties...........................................................................          10
Item 3.   Legal Proceedings....................................................................          11
Item 4.   Submission of Matters to a Vote of Security-Holders..................................          11

                                            PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................         12
Item 6.   Selected Financial Data...............................................................         12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................         13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................         20
Item 8.   Financial Statements and Supplementary Data...........................................         20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure..........................................................................         20

                                           PART III

Item 10.  Directors and Executive Officers of the Registrant....................................         21
Item 11.  Executive Compensation................................................................         23
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................         25
Item 13.  Certain Relationships and Related Transactions........................................         26

                                           PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K................................         27
INDEX OF FINANCIAL STATEMENTS...................................................................        F-1
SIGNATURES

                                    PART I


  Unless the context otherwise requires, references to the "Company," in this Report include Scovill Holdings Inc. and its wholly-owned subsidiary Scovill Fasteners Inc. and their respective operating subsidiaries and predecessors. This report includes product names, trade names and marks of companies other than the Company and Holdings (as defined below). All other company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company or Holdings.

  Certain terms used herein are defined in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 1.   Business

Business Overview

  Scovill Fasteners ("Fasteners"), whose business has been in continuous operation since 1802, is a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. The Scovill name is the oldest and one of the most well known brands in the fasteners industry. In the year ended December 31, 1998, the Company sold more than 11 billion fastener units worldwide. The Company has achieved and maintained its reputation by offering its customers an integrated system of high quality fasteners, proprietary attaching machines, technical service, on-site maintenance and customized applications and design services tailored to individual customer needs.

  The Company has two main product segments: the Apparel Group and the Industrial Group. The Apparel Group, through its Gripper and DuraMark brands, produces snaps, tack buttons, rivets, burrs and other snap fastener products used in numerous apparel applications.

  The Industrial Group, primarily through its DOT and PCI product lines, produces specialty industrial fasteners including large snaps, windshield clips, turn buttons, eyelets, grommets, screw studs, gypsy studs and other specialty fasteners. These products are used in a broad range of industries, including marine textile, automotive, aerospace, military, medical/surgical products, luggage, leather goods, electronic equipment, sporting and recreational goods and consumer batteries.

  Financial information and other disclosures relating to the Company's business segments and operations in various geographic areas are provided in the Notes to the Consolidated Financial Statements.


Product Overview

  The Company competes in two broad market segments primarily focused on apparel manufacturers and on producers of specialty industrial products.

  The following table sets forth, for the periods specified, the net sales and the percentage of total net sales contributed by each product category for the year ended December 31 (dollars in thousands):

                                         1994          1995          1996          1997          1998
                                     ------------  ------------  ------------  ------------  ------------
Total Net Sales................        $65,428       $66,388       $91,632       $95,861       $92,476
Apparel Group
    Net sales..................        $45,536       $46,309       $48,258       $53,262       $53,444
    % of total net sales.......           69.6%         69.8%         52.6%         55.5%         57.8%
Industrial Group(1)
    Net Sales..................        $14,175       $14,924       $19,747       $31,698       $28,161
    % of total net sales.......           21.7%         22.4%         21.6%         33.1%         30.4%
Other(2)
    Net sales..................        $ 5,717       $ 5,155       $23,627       $10,901       $10,871
    % of total net sales.......            8.7%          7.8%         25.8%         11.4%         11.8%

--------------
(1) Includes all Canadian operations.
(2) Includes (a) European operations, (b) the zipper product line, which was discontinued in 1996, and (c) Rau and PCI prior to their integration in April and October 1996, respectively, into the Clarkesville facility. Amounts also include Scovill Europe subsequent to the Rau and Daude acquisitions in January and March 1996.


Apparel Group

Industry Overview

  The apparel snap fastener market includes snap fasteners, tack buttons, rivets and burrs and excludes other apparel devices such as zippers, buttons and velcro. The apparel fastener market is large, with many customers and suppliers. The primary customers for apparel snap fasteners are manufacturers of staple garments such as jeans, infantswear, childrenswear and outerwear. Demand for apparel snap fasteners is related to apparel industry trends generally, which are affected by demographics. The production of each category of apparel depends upon population trends and consumer spending in each apparel category.

  Despite improvements in technology, manufacturing processes in the apparel industry are still quite labor-intensive. Because labor is such a significant cost component in apparel manufacturing, manufacturers in low-wage, developing countries enjoy a cost advantage over U.S. manufacturers. In response, many U.S. companies have been shifting assembly operations to low-wage countries or turning to foreign-based contractors in an effort to lower their production costs. As a result, some export growth has consisted of shipments of garment parts for assembly abroad and subsequent re-importation into the United States. The Company has been able to follow a large portion of its customers' production abroad, as evidenced by its more than 2,700 attaching machines located outside of the United States. In addition, in marketing to national accounts the Company will continue to implement its "retail pull" strategy by leveraging relationships with customers that move sourcing abroad and expanding its distribution channels overseas to better serve them.


Product Lines

  The Company's Apparel Group is composed of three main product lines: Gripper, DuraMark and Attaching Machines. The Apparel Group serves six garment product segments of the apparel business: infantswear, childrenswear, jeans, workwear, leisurewear/fashion and disposables. The Company competes in the apparel fastener business in the Americas, Asia, the Pacific Rim and Europe.

  The Company has remained a leader in the apparel business through the manufacture and sale of its Gripper product line, which consists of a variety of fasteners such as ring sockets, segmented sockets, short and long prongs and western pearls. In addition, the Company has continued to grow its DuraMark product line, which consists of large snap fasteners, tack buttons, rivets and burrs. Through its "total system" approach, the Company leases approximately 8,000 attaching machines so that customers may attach the apparel fasteners to their apparel products. When viewed together, the Apparel Group's product offerings, attaching machines and support services have enabled the Company to provide a comprehensive fastener system that improves customer product quality and lowers customers' product costs. In connection with the Company's global expansion strategy, it may, in certain cases, sell its attaching machines rather than lease them.

  The Company, in connection with its distributor in Asia, Acotex, seeks to increase distribution capacity in China and other countries in Asia. Management believes this expansion will allow the Company to maintain its customer base as U.S. manufacturers, seeking to reduce costs, seek sources for their products outside the United States and to enhance its ability to compete with local manufacturers and distributors.

  Gripper.   Gripper is a type of snap fastener with a stud-and-socket design that was trademarked by the Company in 1937. Although Gripper is a versatile snap fastener that can be used on almost any type of garment, it is most commonly used with infantswear, toddler clothing, workwear, uniforms, western-style shirts and womenswear. In addition to apparel applications, Gripper fasteners are used in toys, wallets and a variety of other accessories.

  DuraMark.   The DuraMark product line includes large snap fasteners and tack buttons, rivets and burrs made from brass, steel, aluminum, zinc and copper. Large snap fasteners differ from Gripper fasteners in that they are based on a ring-socket design rather than the segmented-socket design used in Gripper fasteners. The Company's large snap fasteners are marketed under their trade names: Mighty-Snap and Maxi-Snap. Mighty Snap and Maxi-Snap fasteners are generally larger than Gripper fasteners and are normally used in apparel-related applications where greater strength is required, such as outerwear garments.

  Tack buttons are most commonly used as the waist-fastening button above the zipper on jeans or other types of pants. Tack buttons derive their name from the fact that they are attached to the garment from the back with a tack, rather than being sewn to the garment. Rivets and burrs are generally sold in tandem with tack buttons for reinforcement in stressed areas of heavy clothing such as jeans. In addition to being functional, tack buttons, rivets and burrs typically serve decorative functions. Accordingly, they have matching finishes and designs. They are produced in numerous sizes and colors and typically include a customer brand logo.

  Attaching Machine Leases.   The Company leases to its customers, pursuant to
short-term lease agreements (generally one year, subject to renewal, with a 60-day notice clause), approximately 8,000 attaching machines, which are used at customer locations to attach its products. The reliability and efficiency of the Company's attaching machinery, which include patented components, have proven to be key factors in maintaining a stable base of apparel fastener sales. In connection with the Company's global expansion strategy, it may, in certain cases, sell its attaching machines rather than lease them.

  The attaching machines are used primarily for apparel products. They are used less frequently for industrial products because attaching machines are better suited for high volume, non-bulky items that can be readily fed through the guides at the point of attachment. Many industrial fasteners are attached by hand or as part of another manufacturing process.

  The Company supplies its customers with three core models of apparel fastener attaching machinery that can be customized to customers' specifications through the addition of auxiliary attachments. The Company designs and assembles these machines and periodically reconditions them in its Clarkesville facility.

  Typically, as part of the leasing arrangements, the Company's field technicians provide on-site maintenance services with guaranteed 24-hour response time (primarily in the Americas). Some customers perform the maintenance themselves with Company-trained personnel. When machines require more comprehensive reconditioning services, they are sent to the in-house reconditioning center in Clarkesville.

Industrial Group

Industry Overview

  The industrial fastener market serves a wide range of manufacturers, including those in the marine textiles, automotive, aerospace, military, medical/surgical products, electronic equipment, sporting goods and consumer battery industries. Growth in this market is influenced by both the general economy and consumer purchases of electronics, automobiles, housing and footwear. The industrial fastener market is large and highly fragmented. The market is comprised of a variety of niche segments with specialized customers, competitors and products. The Company estimates that the industry segments in which it currently competes constitute less than 10% of the overall market. The Company believes that there is no dominant manufacturer that competes in all of its product lines, and the Company intends to broaden its participation through new products and product line extensions.

  The businesses the Company serves with its DOT, PCI and Plastics product lines are largely in North America. The Company has made limited sales of DOT products in European markets. The Company plans to increase sales efforts through Scovill-Europe in Belgium, France and the United Kingdom.

  The Company believes that there are opportunities to expand its product offerings to include electronic equipment (such as PC boards), consumer batteries (such as male and female connectors), identification bracelets (Tag Lock, one-time fasteners), and grommets and washers (such as leisure products and utility bags), among others.

Product Lines

  The Company's Industrial Group is comprised of three main product lines: DOT, PCI and Plastic Fasteners. Industrial fasteners are sold through direct sales and authorized distributors to a wide variety of customers, including manufacturers of marine textiles, sporting and recreational products, electronics, electrical equipment and footwear. The Company competes mostly in the specialty fastener market in the Americas (including Canada) and, to a more limited extent, in Europe and Asia.

  To remain competitive in the industrial fastener industry, the Company intends to focus on methods of improving plant efficiency and cost reduction. While investing in research and development to create new products and to re-engineer product lines acquired through acquisitions, the Company is also actively developing new applications for its current industrial products.

  DOT. DOT fasteners include large snaps, windshield clips, turn buttons, screw studs, gypsy studs and other specialty fasteners. An advantage of certain DOT products is their locking feature. Examples of DOT products with a locking feature include Pull-the-DOT, which is a unidirectional lock designed to open only when properly aligned, and the Common Sense line, which has a positive locking feature that offers strength and durability. DOT fasteners are used for, among other things: marine textiles, automobiles, awnings, luggage, athletic outerwear, sporting goods, tents and packaging.

  PCI. With the acquisition of PCI in January 1996, the Company expanded its industrial product line to include footwear eyelets, grommets, washers, industrial eyelets, and specialty stampings. The Company's supply division provides specialized setting tools and supplies so that PCI customers can customize third-party manufactured attaching machines to accommodate PCI fasteners. These products are largely able to utilize the DOT distribution channels.

  Plastic Fasteners.   The Company's plastic fastener line is principally
composed of three products that are known by their trade names: Whipper Snap, Color Snap and Tag Lock. The Whipper Snap was the first plastic snap fastener. Each Whipper Snap is composed of four parts and employs a four-prong design that grips fabric securely without tearing. Currently, the Whipper Snap is the most important of the Company's plastic fasteners, measured by sales volumes, and is primarily sold for use in protective disposable medical apparel. Since late 1992, the demand for disposable medical garments has increased as a result of new OSHA regulations governing the medical profession.

  Color Snaps are used in packaging and other non-apparel applications. The Tag Lock fastener is a one-way fastener that is most commonly used for one-time use identification bracelets such as hospital bracelets and amusement park entrance wristbands.


Manufacturing Operations

  During June 1998, the Company announced a corporate restructuring plan which included downsizing of certain administrative and sales functions and outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. Approximately 30 employees were terminated under this plan. As of December 31, 1998, the Company has a liability of $0.3 million related primarily to severance obligations made during the restructuring which will be paid by June 1999. In conjunction with the restructuring of the Company's manufacturing organization and implementation of improved manufacturing techniques, the Company commenced a value-added capital expenditures program. This program emphasizes investments that improve the efficiency of the Company's manufacturing operations, increase product quality, enhance the safety of workers and in some cases, require a reduction in the number of employees. The Company is creating an internal training center staffed by Company personnel to train newer employees on tooling and machine maintenance.

  By integrating the acquisitions of Rau and PCI (see Background discussion in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations) into its Clarkesville facility, the Company has increased production volume at the facility, which has enabled it to absorb more fixed costs and indirect labor costs. The Company's manufacturing organization focuses on its product lines rather than production processes. The Company has five separate production units, each dedicated to a particular product line. These production units, in turn, are subdivided into a number of manufacturing cells. Each production unit consists of dedicated equipment, employees and management.

  The Company defines capacity by individual manufacturing cells within five product line-oriented production units, as opposed to functional processes such as stamping or plating. The Company believes it has sufficient manufacturing capacity in each of its product lines to meet current customer demands, including anticipated growth thereof. By optimizing its operations, adding shifts and outsourcing particular activities, the Company believes that it can significantly increase the output of the Clarkesville facility with limited capital expenditures. There can be no assurance, however, of such a result.

  The manufacture of a majority of the Company's products begins with the stamping of the relevant raw material. Some products are formed through a series of stamping steps using progressive dies while others are formed through a single stamping step using sophisticated forming dies. These products are then cleaned to reduce lubricant residues and prepare the surface for finishing before being assembled and packed for shipping. To facilitate shipping, the Company works with several different common carriers and its manufacturing facility is readily accessible to the interstate highway system. Availability and cost of transportation are not competitive factors affecting the Company's business in North American markets. However, the Company continues to increase its distribution capacities in Asia to minimize the cost of transportation from North America to Asia.

Insurance

  The Company maintains property insurance, liability insurance, business interruption insurance and other insurance policies customary to the manufacturing industry. The Company believes that its policies are sufficient to cover any potential loss or liability that is likely to arise in the future.

Raw Materials

  The prices of raw materials are subject to volatility. The Company's principal raw materials are brass, steel, zinc and nickel alloys, of which brass is the most significant. These raw materials are commodities that are widely available.

  The Company has secured a substantial portion of its copper needs with a primary vendor through 1999. Due to the favorable pricing available, the Company secured pricing in lieu of hedging for 1999. To the extent that the price for the Company's remaining needs increases before prices are set, there can be no assurance that the Company will be able to set the price low enough to enable the Company to achieve adequate margins on finished products, although it has in the past been able to pass a portion of any price increase in materials to its customers.

  The Company has strong relationships with many of the largest suppliers of raw and processed materials in the United States. The Company's policy is to establish arrangements with select vendors, based upon price, quality, and delivery terms. By limiting the number of its suppliers, the Company believes that it obtains materials of consistently high quality at favorable prices. In addition to purchase contracts, the Company has tolling agreements with some of its suppliers whereby the suppliers reprocess the Company's scrap for a fixed charge. These relationships afford the Company certain purchasing advantages, including stable supply and favorable pricing arrangements. The Company believes it is able to obtain favorable pricing of raw materials as it achieves greater production, due to its ability to place larger orders with commodity suppliers.


Marketing and Sales

  The Company's sales and marketing organization consists of four functional areas: sales, customer service, field service and product support. These four areas work in close cooperation with one another in an effort to maximize the Company's sales revenue and to offer superior customer service. The general marketing strategy of the Company is to differentiate itself from other fastener manufacturers by offering a full range of premium branded products and services. Components of this strategy include offering attaching machine service, engineering and sales support through the maintenance of a network of service personnel, a large direct field sales organization, applications engineering, and product design and development.

  Sales.   The sales organization is divided by domestic U.S. regions.
Products in Europe are sold through a combination of direct sales in Belgium, France, and the United Kingdom as well as through distributors in fifteen European countries. The Company has a distribution agreement with Acotex, which provides the Company with expanded distribution capability (including stocking of products) in Southeast Asia.

  Marketing.   The Company services lower volume customers (particularly DOT customers) through a telemarketing group included in customer service in Clarkesville, Georgia, which enables the Company to reach a large number of diversified customers throughout the United States in a cost-effective manner.

  To reach its markets, the Company employs a general promotional mix, utilizing a direct field sales staff, a telemarketing group and authorized distributors. The sales activity is supported by participation in trade exhibitions, as well as a full advertising program in trade publications. Other promotional activities include publicity announcements, entertainment functions, advertising novelties and a Company website. The Company's product management team supports the sales organization by focusing on pricing strategy, providing new product information and by facilitating product improvement projects.

  Customer Service.   The Company provides customers with a "total system"
approach, which includes the fasteners, attaching equipment and dedicated field service. The Company believes that its sales depend on in-depth knowledge of customer manufacturing procedures, responsiveness to product design changes, consistent product quality, timely delivery, and efficient and reliable attaching machinery. Typically, the buying decision requires a consensus among the customer's plant managers, plant engineers and merchandising and purchasing personnel. The Company's sales force has been able to develop and maintain long-term customer relationships. The Company's primary customer service center is located in Clarkesville, Georgia and is dedicated to handling customer orders. The center is staffed by thirteen customer service representatives. These representatives work with the Company's sales personnel and customer purchasing representatives to process orders and ensure that all specifications are met. The customer service center also handles inquiries regarding order changes, delivery and billing.

  The Company maintains branch sales and distribution offices in El Paso, Texas to service the Southern and Western apparel regions and Lewiston, Maine to service the industrial footwear markets in the Northeast. Additionally, the Company has a sales center and distribution warehouse at its facility in Torreon, Mexico. This center is staffed by two bi-lingual customer service representatives.

  Field Service.   The Company provides product support through a dedicated
field service organization.   The Company has 25 field service personnel in
North America who regularly visit customer locations and maintain attaching machines at customer locations throughout the United States, Mexico, Latin America and Canada. Through the service representatives, the Company is able to minimize the downtime of its attaching machinery and increase machine efficiency.

  Product Support.   The Company's product support includes a quality assurance department that maintains an applications laboratory staffed by applications engineers and technicians. The applications laboratory performs a variety of tests, including strength and durability testing, in order to evaluate the suitability of a fastener for a customer's application. The Company's engineering department employs dedicated graphics designers. These designers work with a CAD/CAM system to adapt customers' logo designs to the Company's fastener products. The Company also has a dedicated research and development department, which focuses on new product development.

  Backlog.   At December 31, 1998 and 1997, the Company had an order backlog of approximately $7.3 million and $9.4 million respectively. Management does not believe that a material amount of orders constituting such backlog at December 31, 1998 will remain unfilled by the end of May 1999.

  Customers.   The Company serves two major markets: apparel and industrial. The
Apparel Group serves six primary market segments, consisting of infantswear, childrenswear, jeans, workwear, leisurewear/fashion and disposables. A trend in the apparel industry is to move to lower cost production, most commonly in Asia and Latin America. The Company, with its distribution networks in Mexico and Asia, is able to help apparel manufacturers with this transition. The Industrial Group serves six primary market segments, consisting of automotive, marine textiles, military, leather, sporting goods and medical.

  In 1998, no single customer accounted for more than 8% of the Company's total net sales, and the Company's 10 largest customers accounted for approximately 30% of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one customer segment and to fashion trends. The Company plans to expand its customer base by introducing new products and developing applications for existing products. The loss of any single customer would not have a material adverse effect on the Company.

  Competition. The Company operates in a highly competitive environment. Some of the Company's competitors have greater financial resources and may be less leveraged than the Company. As a result of its presence in both the apparel and industrial markets and the diversity of its products, the Company believes that no single competitor competes with the Company across the entire range of the Company's product lines.

  Although the primary competitive factors for the Company's products vary somewhat across different product categories, the principal factors influencing competition are breadth of product line, cost of raw materials, cost of attaching machinery, price, quality and customer service. Brand recognition is also a differentiating factor in the Apparel Group, which includes the Gripper product line, and in the Industrial Group, which includes the DOT product line. The Company believes that it has remained competitive by developing strong customer relations based on its ability to supply quality products.

  Other factors affecting the Company's ability to compete domestically and internationally include the ability of domestic and foreign manufacturers of fasteners and other stamped metal products to move capacity quickly into production in the industry segments in which the Company sells its products. As a result, the Company faces price competition from a number of sources.

  Trademarks and Patents.   The Company currently uses numerous trademarks and
trade names in its business, including Color Snap(R), Common Sense(TM), DOT(R), DuraMark(R), Gemini/(TM)/, Gripper(R), Klikit(R), Maxi-Snap/(TM)/, Mighty-Snap(TM), PCI(TM), Pull-the-DOT(R), Tag Loc(TM) and Whipper Snap(R). In addition, the Company owns 25 patents relating to its fasteners and attaching machinery and it has 3 patents pending. Although the products and services underlying such trademarks and patents have achieved significant brand recognition and, as a result, are of significant economic value, the Company does not believe that any individual trademark or patent is of material importance to the Company's business.

  The Company also relies upon trade secret protection of its confidential and proprietary information. The Company routinely enters into confidentiality agreements with both high- and low-level employees. There can be no assurance that such measures will be successful or that competitors will not be able to discover the trade secrets on their own.


Governmental Regulations

  A number of regulations affect the Company's business. The Company believes that it complies with all laws and regulations affecting its business and that it does not have any material liabilities under such laws and regulations. The Company also believes that compliance with all such laws and regulations will not, individually or in the aggregate, have a material adverse effect on the Company's capital expenditures, earnings or competitive position. See also "Legal Proceedings--Environmental Matters."


Employees

  As of December 31, 1998, the Company employed 760 people. Approximately 132 were employed in administrative and sales positions and 628 were employed in manufacturing positions. The number of employees at the Company's Clarkesville facility decreased by approximately 100 people during 1998 due to a corporate restructuring plan and attrition. None of the Company's employees at the Clarkesville or the Montreal facilities is represented by a labor union. The 82 non-management employees at the Belgium facility may belong to a labor union, but under Belgian law, such membership is not required to be disclosed to the Company. The Company believes that its relationships with its employees are satisfactory.


Item 2.   Properties

  The Company's U.S. manufacturing facilities are situated on 31 acres owned by the Company in Clarkesville, Georgia (approximately 90 miles northeast of Atlanta, Georgia) and include a 230,000 square foot building used for manufacturing and administration, as well as a 26,400 square foot attaching machine center. The Company also leases manufacturing facilities in Montreal, Canada, and owns a manufacturing facility in Braine-le-Comte, Belgium. The Company also leases distribution facilities in Nottingham, England and Soucy-en-Brie, France (outside of Paris).

  The Company maintains a central distribution warehouse at its Georgia facility and satellite warehouses in Maine, Texas and Mexico. Its products are also available from distributor facilities located throughout Canada, the United States, Western Europe, Central America, South America, and the Far East. The Company intends to use its facilities in Belgium to increase the distribution of its products in Europe. Goods are packaged to meet market needs for safe handling and effective storage, and customized packaging is available for distributors in select market channels such as the marine product line.

Item 3.   Legal Proceedings

  From time to time, the Company is named in claims involving manufacturers, contractual disputes and other matters arising in the ordinary course of the Company's business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Environmental Matters

  Like similar companies, the Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws").

   The Company is currently subject, and may in the future be subject, to liability under Environmental Laws for remediation of contamination at currently or formerly owned or operated facilities including, presently, remediation at its Clarkesville, Georgia facility. In addition, from time to time, the Company has been cited for violations of Environmental Laws. The sanctions for failure to comply with such Environmental Laws can include significant civil penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with violations of or liability under Environmental Laws. In the event of liability under Environmental Laws, the Company intends to pursue available statutory and contractual remedies, and defenses including any applicable rights of contribution and indemnification from predecessors in interest.

  As of December 31, 1998, the Company had reserves of approximately $3.0 million for environmental liabilities. Of the total reserve for environmental liabilities, $2.7 million represents contractual payments to a former parent. Because Environmental Laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future.

  The nature of the Company's current and former operations, and those of its predecessors, exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws, and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on the cash flow, financial condition or results of operations of the Company. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Item 4.   Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  Neither Holdings nor Fasteners has a class of capital stock, including their respective classes of common stock, registered pursuant to the Securities Exchange Act of 1934, as amended. There is no established public trading market for the Common Stock. Holdings has never declared or paid any cash dividends on its Common Stock, and Fasteners pays quarterly dividends to Holdings for management fee purposes, but is otherwise restricted from paying dividends.

  In February 1998, Holdings sold an additional 1,000,000 shares of each of Holdings' Common Stock, par value $0.00001 per share (the "Common Stock") and Holdings' Series B Preferred Stock, par value $0.00001 per share (the "Series B Preferred Stock") for approximately $10.3 million, which sale was exempt from registration pursuant to Section 4(2) of the Securities Act because of the private nature of the transaction and the financial sophistication of the purchaser involved. The proceeds from this sale were used by Holdings to redeem its outstanding Series A Cumulative Redeemable Exchangeable Preferred Stock and warrants.



Item 6.   Selected Financial Data

                Selected Consolidated Historical Financial Data
                             (Dollars in thousands)

  On November 26, 1997, Scovill Acquisition Inc. purchased all of the outstanding stock of KSCO Acquisition Corp. ("Predecessor-KSCO"). Fasteners was a wholly owned subsidiary of Alper Holdings USA, Inc. ("Predecessor-Alper") through October 17, 1995 when all of its stock was purchased by KSCO (See Background discussion in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations).

  The following table presents selected historical financial data of the Company, Predecessor-KSCO and Predecessor-Alper as of the dates and for the periods indicated, including the results of operations of acquired companies from their respective dates of acquisition. The financial data as of December 31, 1998 and 1997 and for the period from November 26, 1997 to December 31, 1997 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The financial data as of December 31, 1995 and 1996 and for the period from January 1, 1995 to October 17, 1995, the period from October 17, 1995 to December 31, 1995, the year ended December 31, 1996, and the period from January 1, 1997 to November 26, 1997 have been derived from the consolidated financial statements of Predecessor-Alper and Predecessor-KSCO audited by Arthur Andersen LLP, independent public accountants. The financial data for the year ended December 31, 1994 has been derived from the consolidated financial statements of Predecessor-Alper audited by Deloitte & Touche LLP, independent auditors. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

  The consolidated financial statements of the Company, the Predecessor-KSCO and the Predecessor-Alper are not comparable in certain respects.

                                        Predecessor--Alper                Predecessor--KSCO                      Company
                                      ----------------------- ----------------------------------------- --------------------------
                                                Period From   Period From                  Period From      Period
                                         Year    January 1,   October 17,       Year       January 1,        From          Year
                                        Ended     1995 to       1995 to        Ended         1997 to     Inception to      Ended
                                       December   October 17,  December 31,  December 31,  November 26,   December 31,  December 31,
                                       31, 1994     1995         1995           1996          1997           1997          1998
                                       ---------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales..........................     $65,428    $53,589      $12,799       $91,632        $89,167        $6,694       $ 92,476
Gross profit.......................      18,383     13,329        3,446        27,032         25,164         2,103         24,364
Operating income...................       7,438      5,187        1,380         7,424          7,746           627          1,732
Income (loss) before income taxes
 and extraordinary loss............       2,975      1,164          274         1,021          2,431          (704)       (14,281)
Net income (loss) available to
 common stockholders (1)...........     $ 2,341    $ 1,164      $   116       $  (852)       $ 1,319        $ (781)      $ (9,767)
                                        =======    =======      =======       =======        =======        =======      ========

                                          Predecessor--Alper              Predecessor--KSCO                      Company
                                       ------------------------ ----------------------------------------- --------------------------

                                           December 31,                      December 31,                  December 31,
                                               1994                   1995                 1996               1997          1998
                                       ---------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital......................         $ 7,810                $ 6,688              $ 17,562        $ 15,815        $ 18,689
Total assets.........................          76,448                 88,577               103,866         226,202         217,267
Total debt (2).......................          14,516                 41,538                37,718         129,848         141,323
Redeemable  preferred stock..........          19,439                     --                    --           9,400              --
Stockholders' equity (3).............          29,043                 18,263                21,421          31,409          32,535

_____
(1) In January 1996, the Company refinanced its previously existing credit agreements with the Former Credit Facility, which resulted in an extraordinary after-tax charge of $950 in the first quarter of 1996 from the write-off of related deferred financing costs.
(2) Excludes off-balance sheet financing pursuant to the Synthetic Lease, proceeds of which were applied toward repayment of debt of $31,268 in November 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."
(3) Stockholders' equity includes affiliate advances, demand notes and debentures from Predecessor-Alper's parent at December 31, 1994 of $31,237.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto. All dollar figures have been rounded to the nearest one-tenth of one million for presentation purposes.

Background

  Scovill Acquisition Inc. ("SAI") and Scovill Holdings Inc. ("Holdings"), both Delaware corporations, were formed by Saratoga Partners III, L.P. ("Saratoga") in 1997 to effect the acquisition of Scovill Fasteners Inc., a Delaware Corporation ("Fasteners" or the "Company"). SAI purchased KSCO Acquisition Corporation ("KSCO") in 1997 for approximately $168.8 million. The purchase of KSCO by SAI and the mergers of SAI and KSCO into Fasteners are together referred to herein as the "Saratoga Acquisition."

  The Saratoga Acquisition of Fasteners was accounted for as a purchase. Accordingly, the consolidated financial statements of Fasteners reflect the purchase method of accounting effective November 26, 1997. In connection with the Saratoga Acquisition, the Company issued (the "Initial Offering") $100,000,000 of 11.25% Senior Notes due 2007 (the "Notes") pursuant to an
Indenture (the "Indenture").   The Company completed an exchange of the Notes
for identical, but publicly-tradeable notes pursuant to an exchange offer registered with the Securities and Exchange Commission ("SEC").

  In connection with the Saratoga Acquisition, Fasteners entered into a new senior secured credit facility (the "Credit Facility"), consisting of a $28.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Credit Facility").

  Proceeds from the Initial Offering, the Term Loan and investments from management and Saratoga were used to finance the purchase price of the Saratoga Acquisition, repurchase attaching machinery subject to a synthetic lease (the "Synthetic Lease"), repay the Company's existing credit facility (the "Former Credit Facility") and pay related fees and expenses. The Saratoga Acquisition, the repurchase of attaching machinery subject to the Synthetic Lease, the repayment of the Former Credit Facility, the establishment of the Credit Facility and the Initial Offering, are collectively referred to herein as the "Transactions."

  In November 1996, the Company refinanced its attaching machinery under the Synthetic Lease with General Electric Capital Corporation ("GECC"). Pursuant to the Synthetic Lease, GECC leased to the Company various fastener equipment, which the Company then subleased to its customers. The Company originally sold the equipment to GECC for $31.3 million. The lease was accounted for as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The Synthetic Lease was terminated, and the equipment subject thereto repurchased, in connection with the Transactions.

  During January 1996, Fasteners purchased Rau Fastener Company, LLC ("Rau")
for $7.9 million and PCI Group, Inc. ("PCI") for $15.6 million, excluding certain costs related to financing and consummating the acquisitions. The Rau, PCI and Daude acquisitions were accounted for using the purchase method of accounting and, as a result, the Company's financial statements include the results of operations of Rau, PCI and Daude from their dates of acquisition.
Rau primarily manufactured snap fasteners with locations and subsidiaries operating in Providence, Rhode Island, Braine-le-Comte, Belgium ("Scovill-Europe") and Montreal, Canada. PCI manufactured industrial and shoe eyelets and light metal stampings. In March 1996, Scovill-Europe acquired Daude in Paris,
France and combined its operations into Scovill-Europe.   In June 1998, Scovill-
Europe acquired a fastener distributor in the United Kingdom which enabled it to expand its presence in Europe. The acquired distributor was a customer of Scovill-Europe. Scovill-Europe acquired the assets and liabilities of the distributor in exchange for the forgiveness of the outstanding accounts receivable of $0.5 million.

General

  The Company, whose business has been in continuous operation since 1802, is a designer, manufacturer and distributor of apparel and specialty industrial fasteners. The Scovill name is the oldest and one of the most well known brands in the fasteners industry. The Company has achieved and maintained its reputation by offering its customers an integrated system of high quality fasteners, proprietary attaching machines, technical service, on-site maintenance and customized applications and design services tailored to individual customer needs. The Company has two main product groups: the Apparel Group and the Industrial Group.

  Revenues include sales of fastener products and rental income from the leasing of attaching machines to customers. Cost of sales includes the costs of raw materials, labor and variable and fixed manufacturing overhead. Selling, general and administrative expenses consist primarily of salaries and benefits paid to sales and administrative personnel, commissions, and travel, marketing and advertising expenses.

  The results of operations of the Company and Predecessor-KSCO have been combined for purposes of discussion of the results of operations for fiscal year 1997.


Results of Operations

Fiscal Year 1998 Compared with Fiscal Year 1997 (Combined Company and Predecessor - KSCO)

  Net Sales. Net sales decreased $3.4 million, or 3.5%, from $95.9 million to $92.5 million. The decline was attributable to lower Industrial Group revenues which declined $3.5 million, or 12.4%, from $31.7 million to $28.2 million. In the Industrial Group, the PCI product line experienced significant declines resulting from manufacturing restraints arising from workforce skill set availability and constrained product offerings. Industrial Group revenues were further impacted by reduced demand for government and medical fasteners, predominantly in the DOT markets. The Apparel Group revenues increased $0.2 million, or 0.3%. Throughout 1998, many domestic infantswear and jeans manufacturers, in search of lower labor costs, transferred production of garments either to Asia or Mexico/Central America. Accordingly, the Company was able to significantly increase its Mexico and Asia revenues thereby effectively offsetting any domestic volume erosion. The Company's European revenues were unchanged from 1997.

  Gross Profit. Gross profit decreased by $2.9 million, or 10.3%, from $27.3 million to $24.4 million. In addition to the margin impact of lower Industrial Group revenue volume, the Company experienced negative product sales mix in its Apparel revenues in Asia. While the Company has successfully followed infantswear production offshore, this revenue is at lower margins and is impacted by intense price competition. Additionally, the European subsidiary experienced the loss of two large customers but was able to replace the lost volume at lower margins. Overall, the Company was able to partially offset the negative margin impact by the execution of its restructuring plan and other cost reduction activities during 1998.

  Selling, General and Administrative Expenses ("SG&A"). SG&A decreased slightly from $15.8 million to $15.7 million, which represents 17.0% and 16.5% of sales for each of the years ended December 31, 1998 and 1997, respectively.

  Restructuring and Asset Impairment Charge. In June 1998, the Company announced a corporate restructuring plan. The plan includes outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. The Company recorded a restructuring charge of $3.0 million comprised of approximately $1.0 million related to severance payments to be paid to approximately 30 terminated employees, an additional severance benefit of $1.0 million that was paid under the terms of an employment arrangement and a $1.0 million impairment charge related to plastics component part production fixed assets to be disposed of under the plan. The Company will pay the severance benefits discussed above through June 30, 1999, the majority of which was paid in the third and fourth quarters of 1998. As a result of the restructuring, the Company expects reductions in future annual operating expenses of approximately $1.7 million which should enable the Company to be more competitive.

  Operating Income. Operating income decreased $6.7 million from $8.4 million to $1.7 million as a result of a restructuring charge of $3.0 million, a decrease in gross profit of $2.9 million, an increase in amortization expense of $0.9 million as a result of increased goodwill and deferred financing fees in connection with the Saratoga acquisition, offset by a decrease in SG&A of $0.1 million.

  Interest Expense.    Interest expense increased by $11.0 million, from $4.9
million to $15.9 million as a result of the issuance by the Company of $100.0 million aggregate principal amount of its 11.25% Senior Notes due 2007, in addition to outstanding borrowings under the Credit Facility.

  Income Tax Provision (Benefit). The benefit for income taxes was $4.7 million in 1998 compared to an income tax provision of $1.1 million in 1997.

  Net Income (Loss). Net loss for 1998 was $9.8 million compared to net income of $0.5 million in 1997, which is attributable to the factors discussed above.

Fiscal Year 1997 (Combined Company and Predecessor - KSCO) Compared with Fiscal Year 1996

  Net Sales. Net sales increased $4.3 million, or 4.6%, from $91.6 million to $95.9 million. The increase of $1.9 million, or 2.0%, was attributable, in part, to receipt of revenues from the former Rau and PCI operations for a full twelve months in 1997, compared to approximately eleven months of revenues in 1996, measured from the dates of acquisition. Strong jeans and denimwear orders also contributed approximately $1.7 million, or 1.8%, of additional overall Apparel Group sales. The Company's international subsidiaries also experienced increased sales, resulting from the acquisition of Daude. These increases were partially offset by initial sales declines resulting from customer concerns relating to publicized workforce unrest due to the relocation of the PCI operations from New Bedford, Massachusetts to Clarkesville, Georgia during the latter part of 1996. The PCI facility in New Bedford was closed in October 1996. Employees of this facility who were not relocated or chose not to be relocated received severance and other benefits subject to the shutdown agreement negotiated between the labor union representing the employees and the Company. The Company no longer has any employees in New Bedford.

  Gross Profit.     Gross profit increased $0.3 million, or 0.9%, from $27.0
million to $27.3 million. Gross margin decreased from 29.5% to 28.4%. The cost of goods sold in 1997 includes rental expense of $4.7 million related to the Synthetic Lease. Without the effect of the Synthetic Lease transaction, gross profit would have increased by an additional $.9 million to $28.2 million, and gross margin would have increased to 29.4%, of which $0.8 million resulted primarily from the Company's relocation and integration of operations from the Rau, PCI and Daude acquisitions during 1996. In the case of the Rau and PCI integrations, additional manufacturing volume at the Clarkesville facility absorbed a greater portion of fixed costs.

  Selling, General and Administrative Expenses.   SG&A decreased $1.3 million,
or 7.2%, from $17.1 million to $15.8 million. The decrease was primarily attributable to reductions, in late 1996, in the number of salespeople after integration of the Rau and PCI operations and the related decrease in travel, advertising and commission expenses. SG&A was 16.5% of net sales for 1997 compared to 18.6% for 1996.

  Operating Income.   Operating income increased $1.0 million, or 12.8%, from
$7.4 million to $8.4 million. The increase was primarily attributable to acquisitions stemming from SG&A reductions and increased volume.

  Interest Expense.   Interest expense decreased $1.0 million, or 17.5%, from
$5.9 million to $4.9 million. This decrease was attributable to the repayment of indebtedness with proceeds from the Synthetic Lease. Interest expense was $1.2 million from November 26, 1997 through December 31, 1997 as a result of the Initial Offering and the Term Loan used to finance the Saratoga Acquisition.

  Income Tax Provision.   The provision for income taxes was $1.1 million in
1997 compared to $.9 million for 1996.

  Net Income.   Net income for 1997 was $0.5 million compared to a loss of $.9 million in 1996 (all of which was attributable to an extraordinary loss related to the early extinguishment of debt in January 1996). The remaining impact was attributable to the factors discussed above.


Liquidity and Capital Resources

  As of December 31, 1998, $12.9 million was outstanding under the Revolving Credit Facility. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt
service requirements through 1999.   However, in the event the Company requires
additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available or available on terms acceptable to the Company.

  During the third and fourth quarters of 1998, the Company amended certain EBITDA definitions of its Credit Facility and amended certain provisions to reset financial covenants for subsequent periods. In addition, an amendment to the Credit Facility waived the capital expenditures requirements and funded indebtedness to consolidated EBITDA ratio for 1998.

  Scheduled debt repayments are $3.4 million in 1999, $5.4 million in 2000, $6.2 million in 2001, $6.0 million in 2002, $7.0 million in 2003 and $113.0 million (including the Notes) thereafter.

 Capital Expenditures

  The Company's capital expenditures during 1998 aggregated approximately $8.3 million which were primarily for reconditioning and purchases of attaching machines and plant machinery and equipment. Capital expenditures for 1999 and 2000 are expected to be less than $5.0 million per year.


 Cash Flows

  Net cash used in the Company's operating activities was $5.7 million for 1998. Principal working capital changes included a decrease of $3.1 million in accounts payable, a $4.0 million decrease in accrued expenses, a $0.8 million increase in accounts receivable and $0.3 million increase in inventory. The Company's cash used in investing activities was $8.3 million for capital expenditures. Net cash provided by financing activities was $11.5 million, reflecting an increase in borrowings under the Revolving Credit Facility of $12.9 million, net of repayments of $1.4 million.

   Net cash provided in the Company's operating activities was $4.3 million for 1997. Principal working capital changes included increases of $1.9 million and $5.8 million in accounts receivable and inventory, respectively. The Company's cash used in investing activities during 1997 was $143.2 million related principally to the Saratoga Acquisition of $94.6 million, repayment of the Synthetic Lease and capital expenditures. Net cash provided by financing activities was $142.7 million, reflecting $128.0 million of debt issued in connection with the Saratoga Acquisition and $29.5 million of the issuance of Holdings' preferred stock and $20.0 million of the issuance of Common Stock.

   The Indenture and the Credit Facility place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations.


 EBITDA

  EBITDA is defined for the purpose of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, rental payments on synthetic lease on attaching machines, restructuring and assets impairment charge, and management fees.

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

  EBITDA decreased $2.8 million, or 12.8%, from $22.1 million to $19.3 million primarily as a result of a decrease in gross profit, resulting from decreased sales volume for the year ended December 31, 1998 compared to the year ended December 31, 1997.

  EBITDA increased $4.0 million, or $22.3%, from $18.1 to $22.1 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 partly as a result of revenues form the former Rau and PCI operation for a full year of revenues in 1997 compared with eleven months in 1996, measured from the dates of acquisition. These operations were integrated into the Clarkesville location and additional manufacturing volume absorbed a greater portion of fixed costs. Additionally, SG&A costs were reduced with the integration of Rau and PCI by related decreases in travel, advertising and commission expenses. Strong jeans and denimwear orders also contributed to increased Apparel Group sales. The Company's international subsidiaries also experienced increased sales, resulting from the acquisition of Daude.


Inflation

  Inflation had a nominal impact on operations during the last three years. Increases in operating costs were consistent with the general inflation rate and were offset by management cost control measures and productivity improvements.


Hedging Activities

  During 1998, the Company secured a substantial portion of its copper needs with its primary vendor through 1999. Therefore, the hedging program was temporarily discontinued. From late 1995 to early 1998, the Company entered into certain hedging transactions regarding its raw material purchases. The Company purchased copper and zinc call and put options that are regularly traded on exchanges. These transactions (commonly referred to as "Bull Spreads") attempt to effectively ensure maximum and minimum net purchase costs. For the year ended December 31, 1998 and 1997, hedging activities resulted in trading gains/losses (reflected in cost of sales) of $177,000 loss and $69,000 gain, respectively. See Note 2 to the audited financial statements.


Year 2000

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (the "Y2K issue"). As a result computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

  In consideration of the potential impact of Y2K issue on its domestic business, operations, and financial condition, the Company has addressed issues which may arise from its systems as described below. The Company's foreign subsidiaries are in the process of either implementing new systems or upgrading existing systems which are expected to be Y2K compliant.

  The Company implemented an integrated software package, BPCS, effective July 1, 1998, which is Y2K compliant. BPCS was implemented as a complete Enterprise Resource Planning (ERP) package which is utilized by the Company's customer service, manufacturing shop floor, and accounting departments. The Company's manufacturing processes are not dependent upon computer technology and therefore should not be affected by the Y2K issue.

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

  The costs incurred related to systems implementation in 1998 were not material to the Company's results of operations, financial condition or cash flow. The Company believes that future costs of system implementation are primarily enhancements to provide for more complete utilization of the software and are not requirements for Y2K readiness and will not have a material impact on the Company's results of operations, financial condition or cash flows.


Acquisitions

  The Company intends to pursue attractive acquisition opportunities that provide products and services that complement those currently offered by the Company or enhance the ability of the Company to increase efficiencies or achieve cost savings. Depending upon the nature, size and timing of future acquisitions, the Company may be required to raise additional capital. Any potential additional indebtedness incurred to finance acquisitions could adversely affect the Company's liquidity and financial condition. There can be no assurance that the Credit Facility, the Indenture or any other loan agreements to which the Company may become a party or subject to will permit such additional financing or that such additional financing will be available to the Company on terms acceptable to its management or at all. The timing, size or success of any acquisition effort and the associated potential capital commitments are currently not known, and there can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, obtain financing on satisfactory terms, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets. Also, once integrated, an acquisition may not achieve anticipated levels of revenue, profitability or productivity or otherwise perform as expected. While there can be no assurance, based on current facts and circumstances, management believes it has adequate cash flows and financing alternatives to fund its current operations and to implement its acquisition strategy.

  In June 1998, Scovill-Europe acquired a fastener distributor in the United Kingdom which enabled it to expand its presence in Europe. The distributor was a customer of Scovill-Europe. Scovill-Europe acquired the assets and liabilities of the distributor in exchange for forgiveness of the outstanding accounts receivable of $0.5 million.

  The Company anticipated an acquisition of a manufacturer and distributor of eyelets to occur in the fourth quarter of 1998. However, the acquisition did not materialize.


Accounting Standards

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132), effective January 1, 1998. SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 introduces a new segment reporting model called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS 132 revises disclosures about pension and other postretirement benefit plans, yet it does not change the measurement or recognition of those plans. The disclosures relative to SFAS 130, 131 and 132 are presented in the Company's 1998 Consolidated Financial Statements included herein.

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


"Safe Harbor" Statement

  The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the highly leveraged nature of the Company, its debt service requirements and the operating and financing restrictions on the Company by the terms of the Credit Facility, the Indenture, and the other agreements governing the Company's indebtedness; the risks and uncertainties inherent in doing business abroad and the possible negative impact of the North American Free Trade Agreement (NAFTA) on the Company's sales in the U.S. market; the availability of, and the ability to close and finance acquisition opportunities on terms acceptable to the Company; the volatility of the price of raw materials; increasing competition; reliance on key personnel; increasingly complex and stringent environmental laws and regulations; delays or difficulties associated with systems conversion and Year 2000 compliance; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's publicly-filed reports and its Form S-1 Registration Statement, dated December 24, 1997 (Commission File No. 333-43195), and all amendments thereto (the "Registration Statement"), including, but not limited to the "Risk Factors" set forth in the Registration Statement.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

  Pursuant to the general instructions to Rule 305 of SEC Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7a and by Rule 305 of SEC Regulation S-K are inapplicable to Holdings and Fasteners at this time due to materiality.


Item 8.   Financial Statements and Supplementary Data

  The financial statements and supplementary financial information required by this item are filed as part of this Report on pages F-1 through F-23 and page S-1 immediately preceding the signature page to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   Part III


Item 10.   Directors and Executive Officers

 Executive Officers and Directors

  Set forth below are the names, ages as of December 31, 1998, and a brief description of the business experience of each person who serves as an executive officer or director of Fasteners. The executive officers and directors of Holdings are the same as those of Fasteners.

Name                           Age                     Position
----                           ---                     --------
David J. Barrett...........     48  President, Chief Executive Officer and Director

Martin A. Moore............     39  Executive Vice President, Treasurer, Chief Financial Officer and Secretary

John H. Champagne..........     50  Executive Vice President--Engineering

Robert W. Feltz............     49  Executive Vice President--Sales and Marketing

William F. Andrews.........     67  Chairman of the Board

Christian L. Oberbeck......     39  Director

Charles P. Durkin, Jr......     59  Director

Kirk R. Ferguson...........     31  Director

Alan N. Colner.............     44  Director

  Mr. Barrett has been with the Company since November 1991, when he joined as Vice President of Operations. Mr. Barrett has been President and CEO since 1995. He has also served as Executive Vice President of Operations. Prior to joining the Company, Mr. Barrett held various manufacturing, operational and administrative positions with the Newell Company and Continental Group, Inc.

  Mr. Moore joined the Company as Director of Finance in February 1992. He has also served as the Vice President of Finance and the Vice President of Finance and Administration. Mr. Moore was promoted to Executive Vice President/Chief Financial Officer in 1997. Prior to joining the Company, Mr. Moore held various financial, controller and manufacturing positions with Frantschach AG, Quality Forms, Inc. and Society Corporation.

  Mr. Champagne joined the Company as Vice President of Manufacturing in 1996. He was named Executive Vice President - Industrial Group in 1997 and then Executive Vice President - Engineering in 1998. Before joining the Company, Mr. Champagne worked at Rau Fastener, Inc. from 1968 to 1995, serving as President and Director from 1988 to 1995. He also served as President of Rau Fasteners, LLC from 1995 to 1996.

  Mr. Feltz joined the Company as National Sales and Service Manager in 1980. He was named Executive Vice President - Business Development in September 1997 and then Executive Vice President - Sales and Marketing in 1998. He has also served as Vice President of Sales and Marketing Worldwide. Prior thereto, he worked at Talon, Inc., a zipper manufacturer.

  Mr. Andrews has been Chairman of the Company's Board of Directors since 1996. From 1981 to 1986, he was Chairman, President and Chief Executive Officer of Scovill Manufacturing, Co., where he worked for more than 20 years. Mr. Andrews is also Chairman of Northwestern Steel & Wire Company, a manufacturer of structural beams, rod and wire. From 1993 to 1995, Mr. Andrews was Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. From 1990 to 1992, he was President and Chief Executive Officer of UNR Industries, Inc., a diversified manufacturer of steel products. Prior to 1990, Mr. Andrews was President of Massey Investment Company and Chairman, President, and Chief Executive Officer of Singer Sewing Company. Mr. Andrews is also a director of Black Box Corporation; Johnson Controls, Inc.; Katy Industries; Navistar, Inc.; Dayton Superior Corporation and Trex Company, LLC.

  Mr. Oberbeck became a director of the Company upon consummation of the Saratoga Acquisition and is a member of the Executive committee of the Board of Directors. Mr. Oberbeck is one of the founders of Saratoga Partners where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that time Mr. Oberbeck was a Managing Director of SBC Warburg Dillon Read Inc. since September 1997, the successor entity of Dillon, Read & Co. Inc. where he was a Managing Director from February 1995 to September 1997, responsible for the management of the Saratoga funds. Prior to joining Dillon, Read & Co. Inc., Oberbeck was a Managing Director of Castle Harlan, Inc. where he worked from October 1987 until February 1995. Mr. Oberbeck is a Director of Equality Specialties, Inc., J&W Scientific Incorporated, and Koppers Industries, Inc.

  Mr. Durkin has been a director of the Company since February 1998 and is a member of the Executive Committee of the Board of Directors. Mr. Durkin is one of the founders of Saratoga Partners, where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that he had been Managing Director of SBC Warburg Dillon Read Inc. in September 1997, the successor entity of Dillon, Read & Co. Inc. where Mr. Durkin started his investment banking career in 1966 specializing in mergers and acquisitions, and became a Managing Director in 1974. Mr. Durkin is a director of a number of companies, including Equality Specialties, Inc., Koppers Industries, Inc. and USI Holdings Corporation. Mr. Durkin's nomination as a director of the Company was designated by Saratoga Partners III, L.P. under the terms of the Stockholders' Agreement.

  Mr. Colner has been a director of the Company since July 1998. Since August 1996 he has served as Managing Director, Private Equity Investments at Moore Capital Management, Inc. Before joining Moore, he was a Managing Director of Corporate Advisors, L.P., the general partner of Corporate Partners, a private equity fund affiliated with Lazard Freres & Co. LLC. Mr. Colner also serves as a director of iVillage Inc. and several privately held companies. Mr. Colner received his M.B.A. from the Stanford University Graduate School of Business and his B.A. from Yale University.

  Mr. Ferguson has been a director of the Company since October 1998. Mr. Ferguson is a Principal of Saratoga Partners where he has worked since its formation as an independent entity in September 1998. Prior to that time Mr. Ferguson had been employed by SBC Warburg Dillon Read Inc. since September 1997, the successor entity of Dillon, Read & Co. Inc. where he was hired into the corporate buyout group in May 1997. Before joining Dillon Read, Mr. Ferguson was an investment professional with Perry Corp. and a consultant with Monitor Company, Inc. Mr. Ferguson received his M.B.A. from Harvard Business School and his A.B. from Stanford University.

 Board Designations

  Pursuant to a Stockholders Agreement among Holdings and certain investors and members of management, until at least 25% of the Common Stock is publicly traded, (i) David J. Barrett will be elected to serve as a director for so long as he shall be an officer and an employee of Holdings or of a Subsidiary thereof, (ii) Moore Investments, Ltd. and Remington Investment Strategies, L.P. together will have the right to designate one member of the Board of Directors of Holdings so long as such investors together hold at least 50% of their original investment in Holdings, (iii) Saratoga will have the right to designate up to five directors and (iv) Co-Investment Partners, L.P. ("Co-Investment Partners") has the right to receive notice of all meetings of the Board of Directors of Holdings and to have a representative attend such meetings so long as it holds at least 50% of its original investment in Holdings.

Item 11.   Executive Compensation

 Employment Arrangements

  In order to assure the continued service of executive management, the Company operates under employment arrangements ("Employment Arrangements") with Messrs. Barrett, Moore, and Feltz (each, an "Executive," and together, the "Executives"). The Executives are in the process of negotiating formal employment contracts, but such arrangements are not finalized as of the date of this report. The terms under negotiation include salary, term, severance payments upon change in control and termination. Mr. Barrett serves as Chief Executive Officer of the Company and has an annual salary of $243,750. Mr. Moore serves as Chief Financial Officer of the Company and has an annual salary of $187,819. Mr. Feltz serves as Executive Vice President--Sales and Marketing of the Company and has an annual salary of $162,500. Each Executive is entitled to participate in the Company's benefit plans for senior executives and receives certain fringe benefits, including a car, personal computer and cellular telephone.


Board Member Compensation

  The Company may compensate the members of the Board of Directors who are not full-time employees of the Company on an annual and per meeting basis, in an amount and on a basis as may be determined in the future. The Company also may compensate members of committees of the Board of Directors for each Committee meeting attended. Directors of the Company receive reimbursement of their reasonable out-of-pocket expenses incurred in connection with their board activities. The Company has purchased directors' and officers' insurance for its executive officers and directors.


New Incentive Stock Option Plan

  The Company has proposed a new stock option plan (the "New Plan") for key executives and managers which provides for the grant of stock options ("Options") to purchase 1,100,000 shares of the Common Stock of Holdings. The New Plan has the following terms: Options granted under the New Plan will have an exercise price equal to the fair market value of the stock underlying the Option on the date of the grant, which exercise price will increase annually at a rate of 9% of the value of the unit (each unit consisting of one share of Common Stock and one share of Series B preferred stock), and Options will vest over a period of 5 years commencing on the first anniversary of the date of the grant. Vested options may be exercised by payment of the exercise price in cash or, if approved by Holdings' stock option committee, by delivery of a promissory note. Upon a participant's termination of employment for cause, all of such participant's Options will immediately expire. If a participant's employment terminates by reason of (i) death, (ii) disability, (iii) retirement or (iv) voluntary resignation or termination of employment other than for cause, the participant's unvested Options will immediately expire and such participant's vested Options will remain exercisable for a period of 90 days. The Board of Directors has not yet approved the New Plan. Therefore, no options are considered outstanding as of December 31, 1998.

Compensation of Executive Officers

  The following Summary Compensation Table contains information concerning the compensation provided by the Company in 1998 and 1997 to its Chief Executive Officer and the other executives other than the Chief Executive officer (together, the "Named Executive Officers") of the Company.

                           Summary Compensation Table

                                                                             Long Term
                                                 Annual Compensation        Compensation
                                            ----------------------------   --------------
                                                                             Securities
                                                                             Underlying              All Other
Name and Principal Position        Year         Salary          Bonus       Compensation           Compensation
------------------------------  ----------  ---------------  ------------  ---------------  ---------------------
David J. Barrett                  1998         $243,750            --               --               $ 6,594(1)
   President and Chief            1997          189,338       $51,000               --                 4,750(2)
   Executive Officer

Martin A. Moore                   1998          187,819            --               --                 5,195(3)
   Executive Vice President--     1997          149,490        27,000               --                 4,750(2)
   and Chief Financial Officer

John H. Champagne                 1998          136,500            --               --                 2,844(4)
   Executive Vice President--     1997          133,907        65,000       $80,500(5)                   853(2)
        Engineering

Robert W. Feltz                   1998          162,500            --               --                 4,562(6)
   Executive Vice President--     1997          137,611        25,000               --                10,068(7)
        Sales and Marketing

Michael S. Baxley (8)             1998          171,925            --     1,000,000(9)                55,176(10)
                                  1997          149,149            --       161,500(5)                14,798(11)

_________
(1) Represents matching contributions made by the Company to Mr. Barrett's account under the Company's 401(k) plan ($6,094) and life insurance premiums paid by the Company on behalf of Mr. Barrett ($500).
(2) Represents matching contributions made by the Company to the Named Executive Officers' accounts under the Company's 401(k) plan.
(3) Represents matching contributions made by the Company to Mr. Moore's account under the Company's 401(k) plan ($4,695) and life insurance premiums paid by the Company on behalf of Mr. Moore ($500).
(4) Represents matching contributions made by the Company to Mr. Champagne's account under the Company's 401(K) plan ($2,844).
(5)  Represents options issued by Predecessor--KSCO in February 1997.
(6) Represents matching contributions made by the Company to Mr. Feltz's account under the Company's 401(k) plan ($4,062) and life insurance premiums paid by the Company on behalf of Mr. Feltz ($500).
(7) Includes reimbursement for the office relocation to home office ($6,000) and matching contributions made by the Company to Mr. Feltz's account under the Company's 401(k) plan ($4,068).
(8) Mr. Baxley joined the Company in February 1997 and left the Company's employment in 1998.
(9) Mr. Baxley left the Company's employment in 1998 and he received the value of his equity investment rolled over from Predecessor-KSCO.
(10) Includes reimbursement for relocation expenses ($51,371) and matching contributions made by the Company to Mr. Baxley's account under the Company's 401(k) plan ($3,805).
(11) Includes reimbursement for relocation expenses ($12,895) and matching contributions made by the Company to Mr. Baxley's account under the Company's 401(k) plan ($1,903).

  The Company granted no options to purchase shares of Common Stock during 1998. The Company has no outstanding stock appreciation rights ("SARs") and granted no SARs during fiscal 1998.

  The following table sets forth information of the value of unexercised options held at December 31, 1998 by the Named Executive Officers.

                          Fiscal Year-End Stock Table


                         Number of Securities Underlying Unexercised              Value of Unexercised
                                   Options at December 31,                      In-The Money Options at
                                           1998(1)                                 December 31, 1998
                                           -------                                 -----------------
         Name                    Exercisable/ Unexercisable                    Exercisable/ Unexercisable
         ----                    --------------------------                    --------------------------
David J. Barrett                        107,472/0                                     $800,000/0
Martin A. Moore                          87,322/0                                      650,000/0
Robert W. Feltz                          73,216/0                                      545,000/0
John H. Champagne                        40,302/0                                      300,000/0

_____
(1) Options are exercisable for the number of units set forth in the table, each unit consisting of one share of Common Stock and one share of Series B Preferred Stock. The share numbers reflect options the Company expects to issue pursuant to option agreements that have not yet been executed.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock at March 15, 1999 of (i) each person known by Holdings to own beneficially 5% or more of the Common Stock, (ii) each current director of Holdings, (iii) each Named Executive Officer and (iv) all current directors and executive officers of Holdings as a group. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant, right of conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned.

                                                                                   Shares Beneficially Owned
                                                                               -----------------------------------
Name                                                                           Number of Shares   Percent of Class
----                                                                           ----------------   ----------------
Saratoga Partners III, L.P. (1).............................................          3,127,500             67.2
Co-Investment Partners, L.P. (2)............................................          1,000,000             21.5
Moore Global Investments, Ltd./ Remington Investment Strategies, L.P. (3)...            700,000             15.0
WLD Partners, Ltd. (4)......................................................            400,000              8.6
William F. Andrews (5)......................................................             20,151                *
Charles P. Durkin, Jr. (1)..................................................          3,127,500             67.2
Christian L. Oberbeck (1)...................................................          3,127,500             67.2
Alan N. Colner (3)..........................................................            700,000             15.0
David J. Barrett (5)........................................................            107,472              2.3
Martin A. Moore (5).........................................................             87,322              1.9
John H. Champagne (5).......................................................             40,302                *
Robert W. Feltz (5).........................................................             73,216              1.6
All directors and executive officers as a group (9 persons)(6)..............          3,455,963             74.2

_____
*    Less than one percent.
(1) Includes (i) 320,914 shares held by Saratoga Partners III, C.V. and (ii) 672,000 shares held by Co-Investment Partners L.P. with respect to which Saratoga Partners III, L.P. has sole voting power pursuant to the Voting Agreement (see "Certain Transactions--Voting Agreement"). The address of Saratoga Partners III, L.P. is 535 Madison Avenue, New York, New York 10022. Saratoga's general partner is DR-Associates IV, L.P., of which the general partner is Saratoga Associates III LLC ("Saratoga Associates"). Saratoga Associates has authorized Messrs. Durkin and Oberbeck, directors of the Company, to vote the shares of Common Stock held or controlled by Saratoga Partners III, L.P. Messrs. Durkin and Oberbeck disclaim beneficial ownership of the shares of Common Stock held by Saratoga Partners III, L.P.

(2) The address of Co-Investment Partners is 660 Madison Avenue, New York, New York 10021. Pursuant to the Voting Agreement described in "Item 13--Voting Agreement", Co-Investment Partners L.P. has granted Saratoga sole voting power with respect to 672,000 of such shares.
(3) Moore Capital Management, Inc., a Connecticut corporation, is vested with investment discretion with respect to portfolio assets held for the account of Moore Global Investments, LTD. ("MGI"). Moore Capital Advisors, L.L.C., a New York limited liability company, is the sole general partner of Remington Investment Strategies, L.P. ("RIS"). Mr. Louis M. Bacon is the majority shareholder of Moore Capital Management, Inc., and is the majority equity holder of Moore Capital Advisors, L.L.C. As a result, Mr. Bacon, though he disclaims beneficial ownership of such shares, may be deemed to be the beneficial owner of the aggregate shares by MGI and RIS. Alan Colner is a Managing Director, Private Equity Investments, at Moore Capital Management, Inc., which is the trading advisor of MGI. Mr. Colner does not have voting or investment power with respect to the shares of securities owned by MGI or RIS, and disclaims beneficial ownership of such shares. The address of Moore Capital Management, Inc. is 1251 Avenue of the Americas, New York, New York 10020. Mr. Martin A. Moore is not affiliated with any of the entities set forth above.
(4) The address of WLD Partners, Ltd. is Las Olas Centre, 450 East Las Olas Boulevard, Suite 900, Fort Lauderdale, Florida 33301.
(5) Represents Common Stock issuable upon exercise of options to purchase Common Stock pursuant to option agreements which have not yet been executed.
(6) Includes 3,127,500 shares owned and/or voted by Saratoga and as to which Messrs. Durkin and Oberbeck exercise voting power. Messrs. Durkin and Oberbeck disclaim beneficial ownership of such shares. See footnote 1 above.


Item 13.   Certain Relationships and Related Transactions

Transactions with Saratoga

  In connection with the Transactions, the Company entered into an agreement with Saratoga, pursuant to which the Company will pay a management fee of $150,000 per quarter to Saratoga (the "Management Services Agreement"). In addition, Saratoga will provide the Company advisory services with significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable for similarly situated companies. During 1998, the Company paid $658,000 of management fees to Saratoga representing management fees for the period from November 26, 1997 to December 31, 1998.


Voting Agreement

  Pursuant to an agreement dated February 20, 1998 (the "Voting Agreement"), Co-Investment Partners has appointed Saratoga as its proxy to vote 672,000 of the 1,000,000 shares of Common Stock it owned as of that date. The Voting Agreement will terminate upon at least 20% of the outstanding Common Stock being offered and sold in a public offering registered under the Act.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a) Documents incorporated by reference or filed with this Report

  (1) The following financial statements of Scovill Holdings Inc. are included in Part II, Item 8:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1998 and 1997
     Consolidated Statements of Operations for the periods ended December 31,
       1998, December 31, 1997, November 26, 1997 and December 31, 1996 Consolidated Statements of Cash Flows for the periods ended December 31,
       1998, December 31, 1997, November 26, 1997 and December 31, 1996 Consolidated Statements of Stockholders' Equity for the periods ended
       December 31, 1998, December 31, 1997, November 26, 1997 and December 31, 1996
     Notes to Consolidated Financial Statements

  (2) Supplemental Consolidated Financial Statement Schedules for each of the periods in the three years ended
      December 31, 1998:

      Schedule II--Valuation and Qualifying Accounts--Allowance for Uncollectible Accounts

      Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

  (3) Exhibits

  Exhibit No.                                                      Description
---------------  ---------------------------------------------------------------------------------------------------------------
     3.1           Certificate of Incorporation of Scovill Holdings Inc, as amended.+
     3.2           Certificate of Designation, Preferences, and Relative, Participating, Optional and Other Special Rights of 13
                   3/4% Series A Cumulative Redeemable Exchangeable Preferred Stock
     3.3           Certificate of Designation, Preferences, and Relative, Participating, Option and Other Special Rights of
                   Series B Preferred Stock.++
     3.4           By-laws of Scovill Holdings Inc.+
     3.5           Certificate of Incorporation of AF Acquisition Corp.++
     3.6           Certificate of Amendment of Certificate of Incorporation of AF Acquisition Corp.++
     3.7           Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc.++
     3.8           Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc.++
     3.9           Certificate of Change of Location of Registered Office and of Registered Agent of Scovill Fasteners Inc.++
     3.10          Certificate of Ownership and Merger Merging KSCO New Co. into Scovill Fasteners Inc.++
     3.11          Certificate of Amendment of Certificate of Incorporation of Scovill Fasteners Inc.++
     3.12          By-laws of Scovill Fasteners Inc.++
     4.1           Indenture dated as of November 26, 1997 among Scovill Acquisition Inc., Scovill Holdings Inc., as Guarantor,
                   and United States Trust Company of New as Trustee (including Form of Note).+
     4.2           Registration Rights Agreement dated as of November 26, 1997 among Scovill Acquisition Inc., Scovill Holdings
                   Inc. and SBC Warburg Dillon Read Inc. and BT Alex Brown Incorporated.+
     10.1.1        Management Services Agreement among Scovill Fasteners Inc. and Saratoga Partners III, L.P.**

 Exhibit No.                            Description
--------------  ----------------------------------------------------------------
     10.1.8     Stock Purchase Agreement dated as of October 10, 1997 among SLF
                  Corporation, KSCO Acquisition Corporation, and the Stockholders of KSCO Acquisition Corporation.++
     10.1.10    Tax Sharing Agreement dated as of November 26, 1997 by and among
                  Scovill Holdings Inc., Scovill Fasteners Inc., and the SFI Subgroup.++
     10.1.18    Scovill Holdings Inc. Subscription Agreement dated as of
                  November 26, 1997++
     10.1.21    Credit Agreement dated as of November 26, 1997.++
     10.1.23    Joinder Agreement dated as of February 20, 1998.**
     10.1.24    Voting Agreement dated as of February 20, 1998 by and between
                  Saratoga Partners III, L.P., Scovill Holdings Inc., and Co-Investment Partners, L.P.**
     10.1.25    Subscription Agreement dated as of February 20, 1998 by and between Scovill Holdings Inc. and Co-Investment Partners,
                  L.P.**
     10.1.26    Repurchase and Termination Agreement dated as of February 20,
                  1998 by and between Scovill Holdings Inc., SBC Warburg Dillon Read Inc., BT Alex. Brown Incorporated and United States Trust Company of New York.**
     10.1.27    Amendment No. 1 to the Credit Agreement
     10.1.28    Amendment No. 2 to the Credit Agreement
     10.1.29    Amendment No. 3 to the Credit Agreement
     10.1.30    Amendment No. 4 to the Credit Agreement
     21.1       List of Subsidiaries of Scovill Holdings Inc.++
     21.2       List of Subsidiaries of Scovill Fasteners Inc.+
     27         Financial Data Schedule.
----------
+ Incorporated by Reference to Exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on December 24, 1997

++ Incorporated by Reference to Exhibit of the same number to the Company's
   Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on January 13, 1998.

* Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 11, 1998.

** Incorporated by Reference to Exhibit of the same number to the Company's
   Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 27, 1998.

   (b) Reports of Form 8-K

   No Form 8-K was filed during the last quarter of the year ended December 31, 1998.

                           FINANCIAL STATEMENTS INDEX

                                                                                                           Page
                                                                                                          ------
Report of Independent Public Accountants...............................................................    F-2

Consolidated balance sheets as of December 31, 1998 and 1997...........................................    F-3

Consolidated statements of operations for the periods ended December 31, 1998, December 31, 1997,
 November 26, 1997 and December 31, 1996...............................................................    F-4

Consolidated statements of cash flows for the periods ended December 31, 1998, December 31, 1997,
 November 26, 1997 and December 31, 1996...............................................................    F-5

Consolidated statements of stockholders' equity for the periods ended December 31, 1998, December 31,
 1997, November 26, 1997 and December 31, 1996.........................................................    F-6

Notes to consolidated financial statements.............................................................    F-7

Schedule II--Valuation and Qualifying Accounts--Allowance for Uncollectible Accounts...................    S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Scovill Holdings Inc.

  We have audited the accompanying consolidated balance sheets of Scovill Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and for the period from Inception, November 26, 1997 through December 31, 1997. We have also audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Predecessor-KSCO (business identified in Note 1) for the period from January 1, 1997 through November 26, 1997 and the year ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scovill Holdings Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998 and the period from November 26, 1997 through December 31, 1997; and of Predecessor-KSCO for the period from January 1, 1997 through November 26, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the financial statements index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/S/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 9, 1999

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                                December 31,
                                                                                                ------------
                                                                                            1998            1997
                                                                                       ------------    ------------
                                        ASSETS
Current Assets
  Cash and cash equivalents  .......................................................       $    293        $  2,821
  Accounts receivable, net of allowances of $1,132 and $894, respectively  .........         12,319          11,502
  Inventories  .....................................................................         24,573          24,292
  Other  ...........................................................................            572             839
                                                                                           --------        --------
     Total Current Assets  .........................................................         37,757          39,454
                                                                                           --------        --------
Property, Plant and Equipment, Net  ................................................         69,421          72,505
                                                                                           --------        --------
Intangible Assets  .................................................................        110,089         114,243
                                                                                           --------        --------
                                                                                           $217,267        $226,202
                                                                                           ========        ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt  ............................................       $  3,530        $  1,649
  Accounts payable  ................................................................          8,379          11,458
  Accrued liabilities  .............................................................          6,202           9,470
  Accrued interest  ................................................................            957           1,062
                                                                                           --------        --------
     Total Current Liabilities  ....................................................         19,068          23,639
                                                                                           --------        --------
Long-Term Liabilities
  Revolving line of credit  ........................................................         12,900              --
  Long-term debt  ..................................................................        124,893         128,199
  Employee benefits  ...............................................................         24,032          24,499
  Deferred income taxes  ...........................................................            319           5,380
  Other  ...........................................................................          3,520           3,676
                                                                                           --------        --------
     Total Long-Term Liabilities  ..................................................        165,664         161,754
                                                                                           --------        --------
Commitments and Contingencies
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
  200,000 shares authorized, none at December 31, 1998 and 100,000 issued at........
   December 31, 1997 (liquidation preference of $100 per share).....................             --           9,400
                                                                                           --------        --------
Stockholders' Equity
 Series B Preferred Stock, $.0001 par value, 16,200,000 shares authorized,
  4,655,500 at December 31, 1998 and 3,655,500 at December 31, 1997 shares
  issued and outstanding  ..........................................................             --              --
 Common Stock, $.0001 par value, 6,000,000 shares authorized,
  4,655,500 at December 31, 1998 and 3,655,500 at December 31, 1997 shares
  issued and outstanding  ..........................................................             --              --
 Additional paid-in capital--preferred  ............................................         49,942          39,700
 Additional paid-in capital--common  ...............................................            503             400
 Predecessor basis adjustment  .....................................................         (7,831)         (7,831)
 Retained earnings (deficit)  ......................................................        (10,548)           (781)
 Accumulated other comprehensive income (loss)  ....................................            469             (79)
                                                                                           --------        --------
     Total Stockholders' Equity  ...................................................         32,535          31,409
                                                                                           --------        --------
                                                                                           $217,267        $226,202
                                                                                           ========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                       (in thousands, except share data)

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).

                                          The Company                         Predecessor--KSCO
                           -----------------------------------------------------------------------------
                                                     Period from        Period from
                                                      Inception       January 1, 1997
                                 Year Ended            through               to            Year Ended
                                December 31,        December 31,        November 26,       December 31,
                                    1998                1997                1997               1996
                           -----------------------------------------------------------------------------
Net sales  ...................... $ 92,476             $6,694              $89,167          $91,632
Cost of sales  ..................   68,112              4,591               64,003           64,600
                                  --------             ------              -------          -------
  Gross profit  .................   24,364              2,103               25,164           27,032
Selling expenses  ...............    8,861                682                8,857           10,220
General and administrative
 expenses  ......................    6,865                463                5,816            6,831
Amortization expense  ...........    3,938                331                2,745            2,557
Restructuring charge  ...........    2,968                 --                   --               --
                                  --------             ------              -------          -------
  Operating Income  .............    1,732                627                7,746            7,424
Other expense  ..................       48                114                1,621              450
Interest expense  ...............   15,965              1,217                3,694            5,953
                                  --------             ------              -------          -------
Income (loss) before income
 tax provision (benefit)
 and extraordinary loss  ........  (14,281)              (704)               2,431            1,021
Income tax provision
  (benefit)  ....................   (4,744)               (38)               1,112              923
                                  --------             ------              -------          -------
Income (loss) before
 extraordinary loss  ............   (9,537)              (666)               1,319               98
Extraordinary loss, net of
 $613 tax benefit  ..............       --                 --                   --              950
                                  --------             ------              -------          -------
Net income (loss)  .............. $ (9,537)            $ (666)             $ 1,319          $  (852)
                                  --------             ------              -------          -------
Dividends and accretion on
 redeemable preferred
 stock  .........................      230                115                   --               --
                                  --------             ------              -------         --------
Net income (loss) available
 to common stockholders.......... $ (9,767)            $ (781)             $ 1,319          $  (852)
                                  ========             ======              =======         ========


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

                                                                The Company                          Predecessor--KSCO
                                                   ---------------------------------------- --------------------------------------
                                                                             Period from          Period from
                                                                              Inception         January 1, 1997
                                                          Year Ended           through                to              Year Ended
                                                          December 31,        December 31,        November 26,        December 31,
                                                              1998                1997                1997                1996
                                                   -------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net income (loss) available to common
     stockholders.......................................  $ (9,767)          $    (781)             $ 1,319           $   (852)
Adjustments to reconcile net income   (loss)
    to net cash provided by (used in)   operating
    activities:
    Depreciation and amortization  .....................    15,025                 835                7,822             11,268
    Assets impairment charge............................       940                  --                   --                 --
    Non-operating preferred stock dividends.............      (345)                 --                   --                 --
    Deferred income taxes  .............................    (4,895)              1,502                 (287)               265
    Changes in operating assets and liabilities,
      net of effect of acquired businesses:
      Accounts receivable, net  ........................      (817)              1,147               (3,009)              (931)
      Inventories  .....................................      (281)             (1,656)              (4,187)            (6,231)
      Other current assets  ............................       267                (125)                 461               (883)
      Accounts payable  ................................    (3,079)             (1,946)               2,816              3,042
      Accrued liabilities  .............................    (3,840)              3,217                1,139             (4,031)
      Other assets and liabilities  ....................     1,124              (1,490)              (2,437)            (3,063)
                                                          --------           ---------              -------           --------
Net cash (used in) provided by operating
    activities  ........................................    (5,668)                703                3,637             (1,416)
                                                          --------           ---------              -------           --------

Cash Flows from Investing Activities:
Cash paid in business acquisitions, net   of
    cash   acquired  ...................................        --             (94,615)                  --            (23,110)
Acquisition costs  .....................................        --             (11,105)                  --             (2,140)
Additions to property, plant and equipment  ............    (8,332)            (31,112)              (6,354)            (5,695)
Proceeds from sale/leaseback of attaching
   machines  ...........................................        --                  --                   --             31,267
Proceeds from sales of property, plant and
 equipment  ............................................        --                  --                   --              2,264
                                                           --------           ---------              -------           --------
Net cash used in investing activities  .................    (8,332)           (136,832)              (6,354)             2,586
                                                           --------           ---------              -------           --------

Cash Flows from Financing Activities:
Net borrowings (repayments) on line   of credit.........    12,900             (12,230)               2,806              2,324
Issuance of long-term debt  ............................        --             128,000                   --             23,967
Repayments of long-term debt  ..........................    (1,428)            (26,320)                (250)           (31,268)
Issuance of preferred stock  ...........................        --              49,100                   --                 --
Issuance of common stock  ..............................    10,345                 400                1,240              4,000
Redemption of  preferred stock..........................   (10,345)                 --                   --                 --
                                                          --------           ---------              -------           --------
Net cash (used in) provided by financing
 activities  ...........................................    11,472             138,950                3,796               (977)
                                                          --------           ---------              -------           --------
Net (Decrease)/Increase  in Cash  ......................    (2,528)              2,821                1,079                193
Cash and Cash Equivalents at Beginning of
 Period.................................................     2,821                  --                  603                410
                                                          --------           ---------              -------           --------
Cash and Cash Equivalents at End of Period  ............  $    293           $   2,821              $ 1,682           $    603
                                                          ========           =========              =======           ========
Supplemental Disclosure of Cash Flow
 Information
    Interest paid  .....................................  $ 16,007           $     318              $ 4,066           $  5,062
                                                          ========           =========              =======           ========
    Income taxes paid  .................................  $    207           $     189              $    54           $     --
                                                          ========           =========              =======           ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                Consolidated Statements of Stockholders' Equity
                                 (in thousands)


                                                              Series B         Additional Paid-in        Predecessor Basis
                                       Common Stock         Preferred Stock          Capital                 Adjustment

                                                                 The Predecessor - KSCO
===========================================================================================================================
Balance, December 31, 1995             $     73                  $   0               $ 18,102                 $     0
                                     --------------------------------------------------------------------------------------
Issuance of Common Stock                     16                                         3,984

Foreign Currency Translation

Net Income (loss)
                                     --------------------------------------------------------------------------------------
Balance, December 31, 1996             $     89                  $   0               $ 22,086                 $     0
                                     --------------------------------------------------------------------------------------
Foreign Currency Translation

Tax benefit  option exercise                  5                                         1,224

Net Income
                                     --------------------------------------------------------------------------------------

Balance, November 26, 1997             $     94                  $   0               $ 23,210                 $     0
                                     ======================================================================================

                                                                       The Company
==============================================================================================================================
Acquisition  Elimination of
 Predecessor-KSCO Equity (Note 1)      $    (94)                 $   0               $(23,310)                $     0

Issuance of Common and Preferred                                                       40,100
 Stock

Predecessor Basis Adjustment                                                                                   (7,831)

Foreign Currency Translation

Net Income (loss) available to
 common stockholders
                                     -----------------------------------------------------------------------------------------
Balance, December 31, 1997             $      0                  $   0               $ 40,100                 $(7,831)
                                     -----------------------------------------------------------------------------------------

Net Income (loss) available to
 common stockholders

Foreign Currency Translation

Issuance/Redemption of Common and
 Preferred Stock                                                                       10,345
                                     -----------------------------------------------------------------------------------------

Balance, December 31, 1998             $      0                  $   0               $ 50,445                 $(7,831)
                                     =========================================================================================


                                   Retained Earnings     Accumulated Other         Total Stockholders'     Series A Redeemable
                                      (Deficit)         Comprehensive Income             Equity              Preferred Stock

                                                                           The Predecessor - KSCO
==============================================================================================================================
Balance, December 31, 1995             $    116                  $ (28)              $ 18,263                 $     0
                                   -------------------------------------------------------------------------------------------
Issuance of Common Stock                                                                4,000

Foreign Currency Translation                                        10                     10

Net Income (loss)                          (852)                                         (852)
                                   -------------------------------------------------------------------------------------------
Balance, December 31, 1996             $   (736)                 $ (18)              $ 21,421                 $     0
                                   -------------------------------------------------------------------------------------------
Foreign Currency Translation                                      (291)                  (291)

Tax benefit  option exercise                                                            1,229

Net Income                                1,319                                         1,319

Balance, November 26, 1997             $    583                  $(309)              $ 23,678                 $     0
                                   ===========================================================================================

                                                                          The Company
==============================================================================================================================
Acquisition  Elimination of
 Predecessor-KSCO Equity (Note 1)      $   (583)                 $ 309               $(23,678)                $     0

Issuance of Common and Preferred
 Stock                                                                                 40,100                   9,400

Predecessor Basis Adjustment                                                           (7,831)

Foreign Currency Translation                                       (79)                   (79)

Net Income (loss) available to
 common stockholders                       (781)                                         (781)
                                   -------------------------------------------------------------------------------------------
Balance, December 31, 1997             $   (781)                 $ (79)              $ 31,409                 $ 9,400
                                   -------------------------------------------------------------------------------------------
Net Income (loss) available to
 common stockholders                     (9,767)                                       (9,767)

Foreign Currency Translation                                       548                    548

Issuance/Redemption of Common and
 Preferred Stock                                                                       10,345                 $(9,400)
                                   -------------------------------------------------------------------------------------------
Balance, December 31, 1998             $(10,548)                 $ 469               $ 32,535                 $     0
                                   ===========================================================================================

                             SCOVILL HOLDINGS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (All amounts expressed in thousands, except for share
                        amounts, or as otherwise noted)

Note 1. Basis of Presentation

   The consolidated balance sheets as of December 31, 1998 and 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and the period from November 26, 1997 ("Inception") to December 31, 1997 include the accounts of Scovill Holdings
Inc. ("Holdings") and Scovill Fasteners Inc. ("Fasteners"), a wholly-owned subsidiary of Holdings (collectively referred to as the "Company"). Scovill Acquisition Inc. ("SAI") and Holdings were formed by Saratoga Partners III,
L.P. ("Saratoga") to effect the acquisition of the Company. Under a Stock Purchase Agreement, SAI purchased all of the capital stock of KSCO Acquisition Corporation ("KSCO") on November 26, 1997 for a purchase price of approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection with the transactions). Concurrently with the acquisition, SAI merged with and into KSCO, and KSCO merged with and into Fasteners, with Fasteners surviving the mergers. The purchase of KSCO capital stock by SAI and the mergers of SAI and KSCO into Fasteners are together referred to herein as the "Saratoga Acquisition."

  The consolidated statements of operations, stockholders' equity and cash flows for the period from January 1, 1997 to November 26, 1997 and the year ended December 31, 1996 include the accounts of KSCO and Scovill Fasteners Inc., a wholly-owned subsidiary of KSCO (collectively referred to as the "Predecessor-KSCO"), both of which are Delaware corporations.

  During January 1996, Fasteners purchased the outstanding common stock of Rau Fastener Company, LLC ("Rau") for $7,892 and PCI Group, Inc. ("PCI") for $15,551, excluding certain costs related to financing and consummating the acquisitions. Rau primarily manufactured snap fasteners with locations and subsidiaries operating in Providence, Rhode Island, Brussels, Belgium ("Scovill-Europe") and Montreal, Canada. PCI manufactured industrial and shoe eyelets and light metal stampings.

  The Saratoga Acquisition and the related application of purchase accounting (Note 3) resulted in changes to the capital structure of the Predecessor-KSCO and the historical bases of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company and the Predecessor-KSCO. Accordingly a line has been used to separate the financial statements of the Company after the Saratoga Acquisition.

  The Company is a leading manufacturer of apparel fasteners, such as snaps, tack buttons and rivets, primarily serving the jeans wear and infantswear market segments. The Company produces non-apparel fastener products for use in cars, boats, luggage, leather goods and packaging, generally marketed under the DOT(R) trademark. Fasteners' other non-apparel products also include industrial and shoe eyelets and light metal stampings marketed under PCI. The Company also designs and manufactures fastener attaching equipment, leased to customers and placed in customers' manufacturing facilities. The Company's customers include many of the leading apparel design and manufacturing companies in North America, Europe and Asia.

  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.


Note 2.   Summary of Significant Accounting Policies

 Principles of Consolidation

  Significant transactions and balances between Holdings, Fasteners and its wholly-owned subsidiaries and entities which comprise the Predecessor-KSCO have been eliminated in consolidation.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 Cash and Cash Equivalents

  Cash includes cash and cash equivalents which consist of highly liquid investments, having original maturities of three months or less when acquired. Included in accounts payable as of December 31, 1998 and 1997 were $3,563 and $2,121 respectively of cash overdrafts.


 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all domestic inventories (excluding spare parts), which accounted for approximately 50.0% and 55.0% of all inventories as of December 31, 1998 and 1997, respectively. Cost for the remaining inventories is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and manufacturing overhead.


 Property, Plant and Equipment

  Property, plant and equipment purchased in the Saratoga Acquisition, as well as the acquisitions of PCI and Rau, are stated at fair market value, as prescribed by the purchase method of accounting. Subsequent purchases of property, plant and equipment are stated at cost, net of accumulated depreciation.

  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The following useful lives are used for recognizing depreciation expense for financial reporting purposes:

    Leasehold improvements  .................................  lease term
    Buildings and improvements  .............................  5-30 years
    Attaching equipment  ....................................  8 years
    Computer equipment  .....................................  3-5 years
    Machinery, equipment and tooling  .......................  3-12 years

  Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Intangible Assets

  Intangible Assets at December 31, 1998 and 1997 consisted of the following:

                                                       1998
                                                   Accumulated
                                        Gross      amortization      Net
                                      ----------  --------------  ----------
  Goodwill  ..........................  $ 86,174        $(2,339)    $ 83,835
  Trademarks  ........................    15,015           (549)      14,466
  Deferred financing fees  ...........    11,797         (1,226)      10,571
  Covenants not to compete  ..........     2,547         (1,416)       1,131
  Other  .............................        86             --           86
                                        --------        -------     --------
                                        $115,619        $(5,530)    $110,089
                                        ========        =======     ========

                                                       1997
                                                   Accumulated
                                        Gross      amortization       Net
                                      ----------  -------------   ----------
  Goodwill  ..........................  $ 86,230        $  (181)    $ 86,049
  Trademarks  ........................    14,840           (149)      14,691
  Deferred financing fees  ...........    11,105           (102)      11,003
  Covenants not to compete  ..........     2,547           (109)       2,438
  Other  .............................        62             --           62
                                        --------        -------     --------
                                        $114,784        $  (541)    $114,243
                                        ========        =======     ========

  Goodwill and trademarks are amortized on a straight-line basis over 40 years. Deferred financing fees are amortized over the term of the related outstanding debt. Covenants not to compete consist of agreements with Alper, a former parent of Fasteners, and with the former owners of PCI; such agreements are amortized over 5 and 3 years, respectively.

  Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Should events or circumstances occur subsequent to any business acquisition which bring into question the realizable value or impairment of any component of goodwill, the Company will evaluate the remaining useful life and balance of goodwill, and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business related to the questioned component of goodwill, as measured by future operating income levels and expected undiscounted future cash flows.

 Environmental Matters

  Environmental expenditures are expensed or capitalized as appropriate, depending on their future economic benefit. Environmental expenditures include site investigation, physical remediation, operation and maintenance and legal and administrative costs. Environmental accruals are established for sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.


 Revenue Recognition

  Revenue from the sale of fastener products is recorded on the date goods are shipped to the customer. Sales returns and allowances are recorded as a charge against revenue in the period in which the related sales are recognized. Revenue from the lease of attaching machinery is recorded over the applicable rental period.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Income Taxes

  Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method, under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying currently enacted statutory rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  Fasteners periodically evaluates the recognition of deferred tax assets and provides a valuation allowance for any portion of such assets not considered realizable.

 Foreign Currency Translation

  The accounts of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are recorded as the cumulative foreign currency translation adjustment within stockholders' equity. Realized gains and losses from foreign currency transactions during the periods ended December 31, 1998 and 1997, November 26, 1997 and December 31, 1996 were not material.

 Research and Development Costs

  Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amounted to $199, $34, $304 and $377, for the periods ended December 31, 1998 and 1997, November 26, 1997 and December 31, 1996, respectively and are classified as a component of "General and administrative expenses" in the accompanying consolidated statements of operations.

 Financial Instruments

  The Company has secured a substantial portion of its copper needs with a primary vendor through 1999. Due to the favorable pricing available, the Company secured pricing in lieu of hedging for 1999. The Company used futures contracts through early 1998 to manage its inventory, both to set pricing on purchases and to reduce the Company's exposure to price fluctuations. Under existing accounting literature, these activities are accounted for as hedging activities. To qualify as a hedge, the item must expose the Company to inventory pricing risk, and the related contract must reduce that exposure and be designated by the Company as a hedge. Additionally, to hedge expected transactions, the significant characteristics and expected terms of such transactions must be identified and it must be probable that the transaction will occur.

  Gains and losses on futures contracts, including gains and losses upon termination of the contract, are matched to inventory purchases and are included in the carrying value of inventory and charged or credited to cost of sales as such inventory is sold or used in production. The fair market value of commodity options held at December 31, 1998 and 1997, was $0 and $(157), respectively.

  If derivative transactions do not meet the criteria for hedges, the Company recognizes unrealized gains or losses as they occur. If a hedged transaction no longer exists or a hedged anticipated transaction is deemed no longer probable to occur, cumulative gains and losses on the hedge are recognized immediately in income and subsequent changes in fair market value of the derivative transaction are recognized in the period the change occurs.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 New Accounting Standards

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132), effective January 1, 1998. SFAS 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net income and all other nonowner changes in equity including foreign currency translation adjustments and is presented in the statements of stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements. SFAS 131 introduces a new segment reporting model called the "management approach." The management approach is based on the manner in which management organizes segments within a company for making operating decisions and assessing performance. The management approach replaces the notion of industry and geographic segments. SFAS 132 revises disclosures about pension and other postretirement benefit plans, yet it does not change the measurement or recognition of those plans.

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

  Comprehensive Income

     The Company adopted SFAS 130 in the first quarter of fiscal 1998. SFAS 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the years ended December 31, 1998 and 1997 includes only foreign currency translation. The calculation of comprehensive income is as follows:

                                                                   Company                         Predecessor - KSCO
                                             --------------------------------------------------------------------------
                                                                             Period from         Period from January
                                                     Year Ended             Inception to               1, 1997 to
                                                  December 31, 1998       December 31,  1997        November 26, 1997
                                             --------------------------------------------------------------------------
Net Income (Loss)                                     $(9,767)                   $(781)                  $1,319
Foreign Currency Translation Adjustments                  548                      (79)                    (291)
                                                      -------                    -----                   ------
Comprehensive Income (Loss)                           $(9,219)                   $(860)                  $1,028
                                                      =======                    =====                   ======

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 3.   Acquisitions

  The Saratoga Acquisition of Fasteners described in Note 1 was accounted for as a purchase. Accordingly, the consolidated financial statements of Fasteners reflect the purchase method of accounting effective November 26, 1997. The purchase price was approximately $168.8 million, less the amount of the indebtedness of the Company existing immediately prior to closing of the Acquisition (including indebtedness that was not repaid with the Saratoga Acquisition). In connection with the Saratoga Acquisition, the Company issued $100,000,000 of 11.25% Senior Notes ("Notes") due 2007 in a private placement offering under Rule 144A ("Initial Offering"). The proceeds of the Initial Offering were used to finance, in part, the purchase by SAI of all of the capital stock of KSCO which then owned all of the capital stock of the Company. Predecessor-KSCO merged with and into KSCO, with KSCO surviving, and KSCO merged with and into the Company, with the Company surviving. Following the mergers described above, the Notes became obligations of the Company. Subsequent to the Saratoga Acquisition, the Notes were registered with the SEC in an exchange offering under virtually identical terms with the Initial Offering.

  In connection with the Acquisition, Saratoga and certain other investors made a $36.6 million equity investment, consisting of (i) $0.4 million in shares of Holdings' Common Stock, par value $0.0001 per share (the "Common Stock"), and
(ii) $36.2 million aggregate liquidation preference of Holdings' Series B Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock") (collectively, the "Saratoga Investment"). Management and the Chairman of the Board rolled over $3.4 million of their stock options in KSCO into options to purchase Common Stock and Series B Preferred Stock (the "Management Investment"). The Saratoga Investment and the Management Investment are referred to as the "Equity Investments." Concurrently with the Initial
Offering, Holdings sold, for gross proceeds of $10.0 million, 100,000 Units ("Units Offering"), each Unit consisting of $100 liquidation preference of the Company's Series A Cumulative Redeemable Exchangeable Preferred Stock (the "Senior Preferred Stock") and one warrant (the "Warrants") to purchase
Common Stock. In February 1998, Holdings sold an additional 1,000,000 shares of each of common stock and Series B Preferred Stock for approximately $10.3 million. The proceeds from the sale were used to redeem the outstanding Series A Cumulative Redeemable Exchangeable preferred Stock and Warrants. The net proceeds of the Equity Investments and the Units Offering totaled $49.5 million, after fees and expenses to Holdings of $0.5 million.

  Management maintained a continuing ownership interest in the Company. Accordingly, stockholders' equity and the excess of purchase cost over book value have been reduced by $7,831 pursuant to the provisions of the Emerging Issues Task Force Issue No. 88-16 of the Financial Accounting Standards Board.

  In connection with the Saratoga Acquisition, Fasteners entered into a new senior secured credit facility (the "Credit Facility"), consisting of a $28.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Credit Facility").

  Proceeds from the Equity Investment, the Initial Offering and the Term Loan were used to finance the purchase price in the Acquisition, repurchase attaching machinery subject to a synthetic lease (the "Synthetic Lease"), repay the Company's existing credit facility (the "Former Credit Facility") and pay related fees and expenses.

  The allocation of the purchase price to the underlying net assets acquired was based upon the fair value of the net assets as follows:

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Purchase price.................................. $168,800
  Deferred financing fees.........................   11,705
                                                   --------
        Total purchase price  ....................  180,505
  Less--value assigned to assets and liabilities
     Cash.........................................    5,213
     Accounts receivable..........................   12,650
     Inventories..................................   22,634
     Other current assets.........................      714
     Property, plant, and equipment...............   72,004
     Deferred financing fees......................   11,705
     Other long-term assets.......................   17,880
     Accounts payable and accrued liabilities.....  (22,313)
     Long term liabilities and debt assumed.......  (26,156)
                                                   --------
                                                     94,331
                                                   --------
     Goodwill..................................... $ 86,174
                                                   ========

     In June 1998, Scovill-Europe acquired a fastener distributor in the United Kingdom which enabled it to expand its presence in Europe. The distributor was a customer of Scovill-Europe. Scovill-Europe acquired the assets and liabilities of the distributor in exchange for the forgiveness of the outstanding accounts receivable of $0.5 million.

Note 4.    Inventories

Inventories as of December 31, 1998 and 1997 consisted of the following:

                                           1998              1997
                                      ------------------------------
   Raw Material........................    $ 1,901           $ 2,792
   Work in Process.....................      4,797             6,310
   Attaching Machine Spare Parts ......      8,219             6,971
   Finished Goods......................      9,656             8,219
                                           -------           -------
                                           $24,573           $24,292
                                           =======           =======

  The value of inventories is reported net of allowances for obsolete, slow-moving and discontinued product line inventory of $1,113 and $1,182 as of December 31, 1998 and 1997, respectively. If the FIFO method had been used to value all inventories, inventories would have been decreased by $862 at December 31, 1998 and remained unchanged at December 31, 1997. In 1998, the impact of the partial liquidation of the 1997 LIFO base layer was immaterial.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 5.   Property, Plant and Equipment

Property, plant and equipment as of December 31, 1998 and 1997 consisted of the following:

                                                  1998         1997
                                             -----------------------
  Land and improvements......................   $   325      $   324
  Computer equipment and software............     2,329        1,173
  Buildings and improvements.................     7,570        7,088
  Attaching equipment........................    38,048       34,084
  Machinery, equipment and tooling...........    28,835       30,276
                                                -------      -------
                                                 77,107       72,945
  Accumulated depreciation...................    (7,686)        (440)
                                                -------      -------
                                                $69,421      $72,505
                                                =======      =======

   Depreciation expense was $10,006, $440, $5,077 and $6,829 for the periods ended December 31, 1998 and 1997, November 26, 1997 and December 31, 1996, respectively.

  In November 1996, Fasteners refinanced its attaching equipment under a sale/leaseback arrangement. The lease was an operating lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases."
In connection with the Saratoga Acquisition, Fasteners repurchased attaching machinery under the lease agreement for $30,212, an amount which approximates fair value.


Note 6.    Accrued Liabilities


Accrued liabilities as of December 31, 1998 and 1997 consisted of the following:

                                                1998             1997
                                            --------------------------
  Salaries, wages and benefits..............   $1,155           $1,514
  Deferred taxes............................    1,202            1,036
  Pension, current portion..................    1,107            1,088
  Other.....................................    2,738            5,832
                                               ------           ------
                                               $6,202           $9,470
                                               ======           ======

Note 7.  Long-term Debt

Long-term debt as of December 31, 1998 and 1997 consisted of the following:

                                           1998                  1997
                                      -----------------------------------
  Senior notes........................    $100,000               $100,000
  Term note...........................      27,000                 28,000
  Revolving line of credit............      12,900                     --
  Other...............................       1,173                  1,501
  Capital lease obligations...........         250                    347
                                          --------               --------
                                           141,323                129,848
  Less--Current maturities............      (3,530)                (1,649)
                                          --------               --------
  Total long-term debt................    $137,793               $128,199
                                          ========               ========

                              SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The Notes are guaranteed by Holdings. The Notes and the guarantee are senior unsecured obligations of the Company and Holdings. Interest on the Notes is payable semi-annually on May 30 and November 30 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 30, 2002, at redemption prices as defined, plus accrued and unpaid interest and Liquidated Damages, as defined. Upon the occurrence of a change in control, as defined, the Company will be required to make an offer to purchase all or any part of each holder's Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, to the date of the purchase.

 Credit Facility

  In connection with the Acquisition, Fasteners entered into a Credit Facility, consisting of a $28,000 Term Loan and a $25,000 Revolving Credit Facility. Borrowings under the Credit Facility are collateralized by all of Fasteners' assets. Borrowing availability under the revolving line of credit is subject to limitations based on eligible accounts receivable and eligible inventory, as defined. The Credit Facility allows Fasteners to choose among interest rate options of LIBOR plus 2.5% or the Base Rate plus 1.5%. The Credit Facility requires that Fasteners meet certain covenants which, among other things, requires the maintenance of ratios related to leverage and cash flow and limits the level of capital expenditures and operating leases. The Credit Facility requires an annual commitment fee of 0.5% of the total unused commitment, less letters of credit and amounts borrowed, and requires Fasteners to make quarterly payments of accrued interest outstanding on the Term Loan and the Revolving Credit Facility.

  During the third and fourth quarters of 1998, the Company amended certain EBITDA definitions of its Credit Facility and certain provisions to reset financial covenants for subsequent periods. In addition, an amendment to the Credit Facility waived the capital expenditures requirements and funded indebtedness to consolidated EBITDA ratio for 1998.

  As of December 31, 1998, Fasteners had borrowings of $27,000 (at LIBOR) outstanding under the Term Loan with $12,900 outstanding under the Revolving Credit Facility and $6,460 of unused credit availability. As of December 31, 1997, Fasteners had borrowings of $28,000 ($14,000 at each of Base Rate and LIBOR) outstanding under the Term Loan with zero borrowings under the Revolving Credit Facility and $15,270 of unused credit availability. The Credit Facility expires in November 2007. Under the Credit Facility, interest rates ranged from 7.7% at LIBOR to 10% at Base Rate and the weighted average interest rate was 8.4% for the year ended December 31, 1998. The interest rate was 7.7% at LIBOR and 9.25% at Base Rate at December 31, 1998.

  Other debt at December 31, 1998 and 1997 includes outstanding obligations of Scovill-Europe.

  Maturities, excluding capital lease obligations, of long-term debt as of December 31, 1998 are as follows:


        1999.......................  $  3,422
        2000.......................     5,352
        2001.......................     6,244
        2002.......................     6,030
        2003.......................     7,030
        Thereafter.................   112,995
                                     --------
                                     $141,073
                                     ========


  All outstanding obligations under the Former Credit Facility were repaid in November 1997 in connection with the Saratoga Acquisition.

  The carrying value of long-term debt at December 31, 1998 and 1997 approximates fair value.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

Note 8.   Other Long Term Liabilities

  Other long term liabilities as of December 31, 1998 and 1997 consisted primarily of liabilities for environmental matters of $3,005 and $3,155 at December 31, 1998 and 1997, respectively.

Note 9.   Lease Commitments

 Operating Leases

  Fasteners leases office space, office equipment and vehicles for various periods through the year 2003 and it is expected in the normal course of operations that the leases may be extended or replaced. Certain leases provide for contingent rentals based upon additional usage of equipment and vehicles in excess of a specified minimum. Leases for real estate generally include options to renew for periods ranging from one to ten years. At December 31, 1998, future minimum annual rental commitments are as follows:


                    1999...........................  $  580
                    2000...........................     415
                    2001...........................     145
                    2002...........................      47
                    2003 and thereafter............      46
                                               ..    ------
                    Total minimum lease payments...  $1,233
                                                     ======

  Rental expense for operating leases was $1,182, $493, $5,422 and $1,756 for the periods ended December 31, 1998 and 1997, November 26, 1997 and December 31, 1996, respectively.

 Capital Lease

  In 1996, Fasteners entered into a lease agreement for computer equipment which is classified as a capital lease. The net book value of the leased equipment included in Property, Plant and Equipment at December 31, 1998 was $96 which was included in computer equipment and software. Future minimum payments, by year, under noncancelable capital leases consist of the following at December 31, 1998:


             1999........................................... $ 130
             2000...........................................   130
             2001...........................................    22
                                                             -----
             Total minimum lease payments................... $ 282
             Amounts representing interest..................   (32)
                                                             -----
             Present value of net minimum lease payments....   250
             Less current portion...........................  (108)
                                                             -----
             Long-term capital lease obligation............. $ 142
                                                             =====

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Note 10.  Income Taxes

  The following is a summary of the components of income (loss) before income taxes and extraordinary loss:

                                    Company                             Predecessor - KSCO
                  ---------------------------------------------------------------------------------
                                            Period from          Period from
                        Year Ended          Inception to      January 1, 1997 to      Year Ended
                    December 31, 1998    December 31, 1997    November 26, 1997   December 31, 1996
                  ---------------------------------------------------------------------------------
  Domestic..........   $(15,015)                $  (6)              $  505             $1,317
  Foreign...........        734                  (698)               1,926               (296)
                       --------                 -----               ------             ------
                       $(14,281)                $(704)              $2,431             $1,021
                       ========                 =====               ======             ======

  The provision for income taxes consists of the following:

                                     Company                             Predecessor -  KSCO
                  -------------------------------------------------------------------------------------
                                             Period from          Period from
                         Year Ended          Inception to     January 1, 1997 to       Year Ended
                     December 31, 1998    December 31, 1997    November 26, 1997   December 31, 1996
                  -------------------------------------------------------------------------------------
  Current..............    $    --             $(1,360)              $1,065                 $ --
  Deferred.............     (4,895)              1,440                 (415)                 265
  Foreign..............        151                (118)                 462                   45
                           -------             -------               ------                 ----
                           $(4,744)            $   (38)              $1,112                 $310
                           =======             =======               ======                 ====

  The difference between the United States Federal statutory income tax rate and the consolidated effective income tax rate is summarized as follows:

                                            Company                        Predecessor - KSCO
                                 -----------------------------------------------------------------------
                                                  Period from
                                   Year Ended     Inception to       Period from
                                  December 31,    December 31,   January 1, 1997 to       Year Ended
                                      1998            1997        November 26, 1997    December 31, 1996
                                 -----------------------------------------------------------------------
Federal income tax (benefit)
 expense at statutory rates.....   $(4,856)          $(239)              $  827               $ 429
State income tax (benefit)
 provision, net of federal
  taxes.........................      (714)            (35)                 122                  66
Benefit for net operating
 losses.........................        --              --                 (362)                 --
Benefit for extraordinary
 item...........................        --              --                   --                (613)
Amortization of goodwill/
 deferred financing fees........       852              56                  552                 292
Foreign tax impact..............       (61)            175                   65                  45
Other...........................        35               5                  (92)                 91
                                   -------           -----               ------               -----
                                   $(4,744)          $ (38)              $1,112               $ 310
                                   =======           =====               ======               =====

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Deferred tax consequences of significant temporary differences are as follows as of December 31, 1998 and 1997:

                                        1998          1997
                                     -------------------------
Deferred tax liabilities:
     Fixed assets..................   $(16,376)     $(15,919)
     Trademarks....................     (5,548)       (5,600)
     Inventories...................     (1,081)         (990)
     Other.........................        (46)          (46)
                                      --------      --------
                                       (23,051)      (22,555)
                                      --------      --------
Deferred tax assets:
     NOL carryforward (expiring
      in 2012 and 2018)............     10,892         4,857
     Pension and Postretirement
      health and life benefits.....      9,242         9,986
     Environmental matters.........      1,172         1,230
     Other.........................        224            66
                                      --------      --------
                                        21,530        16,139
                                      --------      --------
                                      $ (1,521)     $ (6,416)
                                      ========      ========

  In connection with the acquisitions of PCI and Rau, the former owners of PCI and Rau, respectively indemnified the Company from any potential future tax liabilities that may arise from periods prior to the dates of acquisition.

Note 11.   Pension And Other Employee Benefit Plans

 Pension Plan and Postretirement Plan

  Fasteners sponsors noncontributory defined benefit pension plans. On December 31, 1994, Fasteners curtailed future benefits attributable to participants of its pension plans. The effect of this curtailment resulted in the elimination of defined pension benefits for all future services of active employees participating in the plans. Additionally, Fasteners assumed the obligations of two pension plans sponsored by PCI. The PCI plans were merged with the Fasteners plans effective March 31, 1996.

  The amounts funded by Fasteners for any plan year are not less than the minimum required under the Employee Retirement Income Security Act.

  Fasteners has an additional defined benefit non-qualified pension plan covering former employees and former employees of PCI. The pension liability relating to this plan was $1,131 and $1,022 at December 31, 1998 and 1997, respectively of which $972 and $928 was classified as long-term at December 31, 1998 and 1997, respectively. Pension expense for this plan was $83, $7, $77 and $79 for the periods ended December 31, 1998 and 1997, November 26, 1997 and December 31, 1996, respectively.

  Fasteners sponsors several defined benefit postretirement health and life insurance benefit plans that cover both salaried and non-salaried former employees. Fasteners assumed the obligations of a postretirement health and life plan for former employees of PCI. All of the participants are retired employees and beneficiaries, mostly from operations which were previously sold or discontinued. Fasteners reserves the right to amend or discontinue all or any part of those plans at any time. Fasteners' funding policy for its postretirement plans is on a pay-as-you-go basis.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                               Pension Plan      Postretirement Benefit Plan
                                                            --------------------------------------------------
                                                                 December 31,                   December 31,
                                                                1998      1997                1998      1997
                                                            --------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                       $29,364   $29,867             $14,451    $14,572
Interest cost                                                   2,018     2,122               1,019      1,028
Loss on obligation                                              1,674       575                  --         --
Benefits paid                                                  (3,164)   (3,200)             (1,674)    (1,149)
                                                            --------------------------------------------------
Benefit obligation at end of year                              29,892    29,364              13,796     14,451
Less fair value of plan assets                                 19,221    20,272                  --         --
                                                            --------------------------------------------------
Obligation in excess of plan assets                            10,671     9,092              13,796     14,451
Unrecognized net loss/(gain)                                      300      (947)               --         --
                                                            --------------------------------------------------
Accrued pension/postretirement costs                           10,371    10,039              13,796     14,451
Less current portion                                            1,107     1,099                  --         --
                                                            --------------------------------------------------
Long-term liabilities                                         $ 9,264   $ 8,940              13,796    $14,451
                                                            ==================================================

                                                                Pension Plans     Postretirement Benefit Plan
                                                            -------------------------------------------------
                                                                 December 31,            December 31,
Change in plan assets                                           1998      1997        1998        1997
                                                            -------------------------------------------------
Fair value of plan assets at the beginning of the year        $20,272   $21,938        N/A         N/A
Actual return of plan assets                                    2,113     1,462
Employer contributions                                             --        72
Benefits paid                                                  (3,164)   (3,200)
                                                              -------   -------
Fair value of plan assets at end of year                      $19,221   $20,272
                                                            =================================================

  Net pension and postretirement benefit cost consisted of the following:

                                                                         Pension Plan
                                 -----------------------------------------------------------------------------------------
                                                     Company                                 Predecessor-KSCO
                                 -----------------------------------------------------------------------------------------
                                                            Period from          Period from January 1,
                                       Year Ended           Inception to               1997 to              Year Ended
                                   December 31, 1998      December 31, 1997        November 26, 1997     December 31, 1996
                                 -----------------------------------------------------------------------------------------
Interest cost                         $ 2,018                    $ 177                  $ 1,945             $ 2,110
Service cost                               --                       --                       --                  97
Actual return on plan assets           (2,113)                    (122)                  (1,340)             (2,962)
Net amortization and deferral             426                      (31)                    (343)                588
                                 -----------------------------------------------------------------------------------------
Net periodic benefit cost             $   331                    $  24                  $   262             $  (167)
                                 =========================================================================================

                                                                 Postretirement Benefit Plan
                                 -----------------------------------------------------------------------------------------
                                                    Company                                  Predecessor KSCO
                                 -----------------------------------------------------------------------------------------
                                                            Period from          Period from January
                                      Year Ended           Inception to               1, 1997 to            Year Ended
                                   December 31, 1998     December 31, 1997        November 26, 1997      December 31, 1996
                                 -----------------------------------------------------------------------------------------
Interest cost                          $1,019                      $86                     $942              $  990
Service cost                               --                       --                       --                 101
Actual return on plan assets               --                       --                       --                  --
Net amortization and deferral              --                       --                       --                  --
                                 -----------------------------------------------------------------------------------------
Net periodic benefit cost              $1,019                      $86                     $942              $1,091
                                 =========================================================================================

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  An increase or decrease in the health care cost trend rate of one percentage point would have the following effect on the postretirement cost and obligation as of December 31, 1998:


                                                           1% point   1% point
                                                           Increase   Decrease
                                                        -----------------------
Effect on total service and interest cost components        $   83      $   93
Effect on postretirement obligation                          1,146       1,277

  The following is a summary of assumptions used to reflect expectations of future economic conditions as they relate to Fasteners' pension and postretirement plans:

Weighted-average assumptions as of                   Pension Plan                       Postretirement Benefit Plan
December 31                                      1998          1997                       1998            1997
--------------------------------------------------------------------------------------------------------------------------
Discount rate                                     7.25%       7.25%                         7.25%         7.25%
Expected return on plan assets                    9.00%       9.00%                          N/A           N/A

  For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999; the rate was assumed to decrease gradually to 6% for 2004 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported.

  401(k) Plan

  Fasteners sponsors a 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. Employer contributions are equal to 50% of employee contributions, up to 5% of the participant's annual salary, subject to certain limitations. Fasteners' contributions to this plan were $291, $24, $261 and $248 for the periods ended December 31, 1998 and 1997, November 26, 1997 and December 31, 1996, respectively.

 Stock Options

  During October 1995, Fasteners granted certain executives options to purchase a total of 727,000 shares of common stock at an option price of $2.50 per share. These options vested immediately upon a change in control or over a three-year period upon achievement of specified performance targets. As of December 31, the options are summarized as follows:

                                                 1998             1997           1996
                                               -----------------------------------------
  Options outstanding, beginning of year.......   --           727,000         727,000
  Options outstanding, end of year.............   --                --         727,000
  Options exercisable..........................   --                --         242,275
  Options granted--Predecessor-KSCO............   --           242,000              --
  Exercise price...............................   --             $2.50           $2.50
  Grant date...................................   --     February 1997              --
  Options exercised/surrendered................   --           969,000              --

  On the date of the Saratoga Acquisition, outstanding options that had not been exercised were to be rolled into options of the Company at equivalent economic values; however, as the formal option agreements of the Company have not yet been finalized, such options (442,653) were considered surrendered in the above table during 1997, and remain unissued as of December 31, 1998.

                              SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Fasteners adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost of Fasteners' stock options granted been determined consistent with the provisions of SFAS 123, Fasteners' compensation expense would have increased by approximately $0, $0, $126 and $105 for the year ended December 31, 1998, the period from Inception to December 31, 1997, January 1, 1997 to November 26, 1997 and the year ended December 31, 1996, respectively, based on a risk free rate of return of 7.0% and an expected 5 year life of the options.

Note 12.   Related Party Transactions

  Holdings entered into a management agreement with Saratoga in which Holdings pays $150 per quarter to Saratoga. Such payment is funded with a dividend from Fasteners and will be recorded as an operating expense of Holdings. No such payments were made from Inception through December 31, 1997. During 1998, the Company paid $658 of management fees to Saratoga representing management fees for the period from November 26, 1997 to December 31, 1998.

  Pursuant to a management agreement, Kohlberg provided Fasteners with general corporate administrative services. Kohlberg received a management fee to recover its operating expenses based upon an allocation of time devoted to Fasteners. The management fee was $451 and $425 for the period ended November 26, 1997 and the year ended December 31 1996, respectively. On January 24, 1996, Fasteners paid a fee of $1 million to Kohlberg in conjunction with the acquisitions of PCI and Rau.


Note 13.   Commitments And Contingencies

  Fasteners is occasionally made a party to litigation, claims and assertions from outside parties during the normal course of business. Management does not believe that the unfavorable resolution of any such matters currently existing would have a material unfavorable impact upon the Company's financial position or results of operations.

  As a result of Fasteners' almost 200 years of industrial operations, Fasteners is involved in environmental protection matters relating to the discharge of materials into the environment and new such matters arise from time to time. Fasteners is involved in clean-ups of a current and a former operating location. In general, Fasteners has established accruals for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. At December 31, 1998, Fasteners has accruals on a discounted basis, using a rate of 7.5%, for environmental matters in the amount of $3,005 which are not anticipated to be of a capital nature. Of the total reserve for environment liabilities, $2,662 represents contractual payments to a former parent. The undiscounted amounts of the expected payments totaled $4,151 at December 31, 1998. The reliability and precision of the loss estimates are affected by numerous factors, such as the complexity of investigation and remediation, the stage of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. Fasteners adjusts its accruals from time to time as a result of changes in performance standards, remediation technology, available information and other relevant factors. The expected payments for environmental obligations consist of $429 in each of 1999 and 2000, $476 in 2001, $619 in 2002 and $2,198 thereafter.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 14.   Business Segments

  Effective for 1998, the Company adopted SFAS 131. Prior period amounts have been restated to conform to the requirement of this Statement.

  The Company's businesses are organized and internally reported as three segments: Apparel, Industrial, and European operations. The European operations include some of the same products as both apparel and industrial. However, the European operations are managed separately and thus reported as a separate segment. Sales are reported and classified based on the customers' location.

  The Company's customers include many large and well-known apparel and industrial manufacturing companies. In calendar 1998 and 1997, no single customer accounted for more than 8% and 7%, respectively of the Company's total net sales, and the Company's ten largest customers accounted for approximately 30% and 28%, respectively of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one customer segment and to fashion trends.

                                                                             Other /
    Business Segment                                                        European             Total
      Information           Year      Apparel       Industrial (1)        Operations (2)         Company
-----------------------------------------------------------------------------------------------------------
Net Sales                     1998       $53,444            $28,161          $10,871             $92,476
                              1997        53,262             31,698           10,901              95,861
                              1996        48,799             32,079           10,754              91,632

Operating Income (3)          1998       $13,539            $ 5,139          $   624             $19,302
                              1997        13,990              6,773            1,373              22,136
                              1996        11,254              6,147              692              18,093

Identifiable Assets           1998       $56,396            $ 8,789          $ 7,438             $72,623
                              1997        49,171             10,341            7,017              66,529

(1)  Includes all Canadian operations.
(2)  Includes Scovill-Europe operations and discontinued zipper segment in 1996.
(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization, lease expense under Synthetic lease, management fees and the restructuring charge.

The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                  1998          1997          1996
--------------------------------------------------------------------------------------
Operating income from reportable segments          $19,302       $22,136       $18,093
Depreciation                                        10,006         5,517         6,829
Amortization                                         3,938         3,076         2,557
Lease expense                                           --         4,719           858
Management fee                                         658           451           425
Restructuring charge                                 2,968            --            --
                                                   -----------------------------------
Total operating income                             $ 1,732       $ 8,373       $ 7,424
                                                   ===================================

                              SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following is a reconciliation of identifiable assets from reportable segments to the financial statements:

                                                                 1998           1997
                                                               -----------------------
Identifiable assets from reportable segments                   $ 72,623       $ 66,529
Identifiable assets not identifiable by reportable segment      144,644        159,673
Total identifiable assets                                      $217,267       $226,202
                                                               =======================

  The Company only segregates certain assets for reporting purposes, including the assets of the Company's subsidiaries, inventory and attaching equipment.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Scovill Holdings Inc.
                                  Scovill Fasteners Inc.


                                                  /s/   David J. Barrett
                                                  -----------------------
                                                     David J. Barrett,
                                            Chief Executive Officer and Director
                                                   Date: March 30, 1999

  Each person whose signature appears below hereby constitutes and appoints David J. Barrett and Martin A. Moore the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DAVID J. BARRETT         Chief Executive Officer,        March 30, 1999
-------------------------    President and Director
    David J. Barrett

/s/ MARTIN A. MOORE          Executive Vice President and    March 30, 1999
-------------------------    Chief Financial Officer and
    Martin A. Moore          Principal Accounting Officer

/s/ WILLIAM F. ANDREWS       Chairman of the Board           March 30, 1999
-------------------------
    William F. Andrews

/s/ CHRISTIAN L. OBERBECK    Director                        March 30, 1999
-------------------------
    Christian L. Oberbeck

/s/ KIRK R. FERGUSON         Director                        March 30, 1999
-------------------------
    Kirk R. Ferguson

                                                                     SCHEDULE II

                             SCOVILL HOLDINGS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                          Balance at Beginning    Additions charged to      Deductions from       Balance at
            Classification                     of Period           costs and expenses           reserve          end of period
-------------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS
 DEDUCTED FOM THE ASSETS TO WHICH THEY
 APPLY:
(1) For the year ended December 31, 1998         $894                    $677                    $439               $1,132
                                                 ====                    ====                    ====               ======
(1) For the period from November 26, 1997
    to December 31, 1997                         $879                    $ 20                    $  5               $  894
                                                 ====                    ====                    ====               ======
(2) For the period from January 1, 1997
    to November 26, 1997                         $640                    $346                    $107               $  879
                                                 ====                    ====                    ====               ======
(2) For the year ended December 31, 1996         $326                    $376                    $ 62               $  640
                                                 ====                    ====                    ====               ======

(1)  The Company
(2)  Predecessor - KSCO