Form 10-Q
period 1999-03-31
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 1999-05-13
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ------------

                                   FORM 10-Q

                                 ------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999

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

                                 ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]      No [_]

Number of shares of Common Stock outstanding as of April 15, 1999 was 4,655,500.

                             SCOVILL HOLDINGS INC.
                             SCOVILL FASTENERS INC.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999

                               TABLE OF CONTENTS



                            PART I - FINANCIAL INFORMATION                                  Page No.
                                                                                          ------------

Item 1.  Financial Statements -
         Consolidated Balance Sheets  at March 31, 1999 and December 31, 1998..........         3
         Consolidated Statements of Operations for the three months ended
           March 31, 1999 and 1998.....................................................         4
         Consolidated Statements of Cash Flows for the three months ended
           March 31, 1999 and 1998.....................................................         5
         Notes to Consolidated Financial Statements....................................         6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations...............................................................         7

                              PART II - OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................        11
Item 2.     Changes in Securities and Use of Proceeds..................................        11
Item 3.     Defaults Upon Senior Securities............................................        11
Item 4.     Submission of Matters to a Vote of Security Holders........................        11
Item 5.     Other Information..........................................................        11
Item 6.     Exhibits and Reports on Form 8-K...........................................        11
            SIGNATURES.................................................................        12

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)



                                                                                         March 31,        December 31,
                                                                                           1999               1998
                                                                                        (Unaudited)
                                                                                    ------------------------------------
                                       ASSETS
Current Assets
  Cash and cash equivalents.........................................................         $    719           $    293
  Accounts receivable, net of allowances of $1,178 and $1,132, respectively.........           14,063             12,319
  Inventories.......................................................................           25,236             24,573
  Other.............................................................................              768                572
                                                                                             --------           --------
     Total Current Assets...........................................................           40,786             37,757
                                                                                             --------           --------
Property, Plant and Equipment, Net..................................................           68,114             69,421
Intangible Assets...................................................................          108,924            110,089
                                                                                             --------           --------

                                                                                             $217,824           $217,267
                                                                                             ========           ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term debt..............................................         $  3,913           $  3,530
  Accounts payable..................................................................            9,453              8,379
  Accrued liabilities...............................................................            6,827              6,202
  Accrued interest..................................................................            3,629                957
                                                                                             --------           --------
     Total Current Liabilities......................................................           23,822             19,068
                                                                                             --------           --------
Long-Term Liabilities
  Revolving credit facility.........................................................           12,550             12,900
  Long-term debt....................................................................          123,564            124,893
  Employee benefits.................................................................           23,980             24,032
  Deferred income taxes.............................................................               --                319
  Other.............................................................................            3,519              3,520
                                                                                             --------           --------
     Total Long-Term Liabilities....................................................          163,613            165,664
                                                                                             --------           --------
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
  200,000 shares authorized, none issued at March 31, 1999 and 1998 (liquidation
  preference of $100 per share).....................................................               --                 --
                                                                                             --------           --------
Stockholders' Equity
  Series B Preferred Stock, $.0001 par value, 16,200,000 shares authorized,
    4,655,500 shares issued and outstanding at March 31, 1999 and 1998..............               --                 --
  Common stock, $.0001 par value, 6,000,000 shares authorized, 4,655,500 shares
    issued and outstanding at March 31, 1999 and 1998...............................               --                 --

  Additional paid-in capital--preferred.............................................           49,942             49,942
  Additional paid-in capital--common................................................              503                503
  Predecessor basis adjustment......................................................           (7,831)            (7,831)
  Retained earnings (deficit).......................................................          (12,291)           (10,548)
  Accumulated other comprehensive income............................................               66                469
                                                                                             --------           --------
     Total Stockholders' Equity.....................................................           30,389             32,535
                                                                                             --------           --------
                                                                                             $217,824           $217,267
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

                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                                 (in thousands)


                                                                      Three Months Ended March 31,
                                                            1999 (Unaudited)               1998 (Unaudited)
                                                           -------------------------------------------------
Net sales...............................................         $22,357                        $24,598
Cost of sales...........................................          16,582                         18,110
                                                                 -------                        -------
  Gross profit..........................................           5,775                          6,488
Selling, general and administrative expenses............           3,773                          4,078
Amortization expense....................................             866                            987
                                                                 -------                        -------
  Operating income......................................           1,136                          1,423
Other (income) expense..................................            (106)                           (99)
Interest expense........................................           3,866                          3,643
                                                                 -------                        -------
Income (loss) before income tax
 provision (benefit)....................................          (2,624)                        (2,121)
Income tax provision (benefit)..........................            (881)                          (665)
                                                                 -------                        -------
Net income (loss).......................................          (1,743)                       $(1,456)
                                                                 -------                        -------
Dividends on redeemable preferred stock.................              --                            230
                                                                 -------                        -------
Net income (loss) available to common
 stockholders...........................................         $(1,743)                       $(1,686)
                                                                 =======                        =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                        Three Months ended March 31,
                                                                1999 (Unaudited)            1998 (Unaudited)
                                                           -------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss) available to common stockholders......            $(1,743)                     $ (1,686)
Adjustments to reconcile net income (loss) available to
 common stockholders to net cash provided by (used in)
 operating activities:
  Depreciation and amortization.........................              3,682                         3,964
  Deferred income taxes.................................               (913)                           79
  Non-operating Preferred Stock Dividends...............                 --                          (345)
  Changes in operating assets and liabilities:
     Accounts receivable, net...........................             (1,744)                       (5,276)
     Inventories........................................               (663)                         (288)
     Other current assets...............................               (196)                           88
     Accounts payable...................................              1,074                        (1,608)
     Accrued liabilities................................              3,297                         3,005
     Other assets and liabilities.......................                 94                           (70)
                                                                    -------                      --------
Net cash provided by (used in) operating activities.....              2,888                        (2,137)
                                                                    -------                      --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment..............             (1,166)                       (1,777)
                                                                    -------                      --------
Net cash used in investing activities...................             (1,166)                       (1,777)
                                                                    -------                      --------
Cash Flows from Financing Activities:
Net (repayments) borrowings on line of credit...........               (350)                        2,500
Repayments of long-term debt............................               (946)                         (214)
Redemption of preferred stock and payments of
 dividends..............................................                 --                       (10,345)
Issuance of common and preferred stock..................                 --                        10,345
                                                                    -------                      --------
Net cash (used in) provided by financing activities.....             (1,296)                        2,286
                                                                    -------                      --------
Net Increase (Decrease) in Cash.........................                426                        (1,628)
Cash at Beginning of Period.............................                293                         2,821
                                                                    -------                      --------
Cash at End of Period...................................            $   719                      $  1,193
                                                                    =======                      ========

Supplemental Disclosure of Cash Flow Information
      Interest paid.....................................            $   906                      $    416
                                                                    =======                      ========
      Income taxes paid.................................            $    60                      $     --
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

                             SCOVILL HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (All amounts expressed in thousands, or as otherwise noted)


Note 1.  Basis of Presentation and Business

     The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries (together with Holdings, the "Company") as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998.

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and include all adjustments, consisting only of normal recurring adjustments which are in the opinion of the Company necessary for a fair presentation of the results of the interim periods. The operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998.


Note 2.  New Accounting Standards

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


Note 3.  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of fiscal 1998. SFAS 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the three months ended March 31, 1999 and 1998 includes only foreign currency translation. The calculation of comprehensive income is as follows:

                                                       March 31, 1999           March 31, 1998
                                                  -------------------------------------------------

Net Income (Loss)                                             $(1,743)                 $(1,686)
Foreign Currency Translation Adjustments                         (403)                     360
                                                              -------                  -------
Comprehensive Income (Loss)                                   $(2,146)                 $(1,326)
                                                              =======                  =======

Note 4.  Inventories

     Inventories consisted of the following at:

                                    March 31, 1999       December 31, 1998
                                    --------------------------------------
Raw materials                          $ 1,896                $ 1,901
Work in process                          5,800                  4,797
Attaching machine spare parts            8,013                  8,219
Finished goods                           9,527                  9,656
                                    --------------------------------------
                                       $25,236                $24,573
                                    ======================================


Note 5.  Business Segments

     The Company's businesses are organized and internally reported as three segments: Apparel, Industrial, and European operations. The European operations include some of the same products as both apparel and industrial. However, the European operations are managed separately and thus reported as a separate segment. Sales are reported and classified based on the customers' location.


Business Segment                Three Months                                                    European             Total
  Information                   ended March 31,          Apparel       Industrial (1)        Operations (2)         Company
----------------------------------------------------------------------------------------------------------------------------
Net Sales                            1999               $13,207            $6,455                $2,695             $22,357
                                     1998                13,750             7,980                 2,868              24,598

Operating Income (3)                 1999               $ 3,403            $1,014                $  263             $ 4,680
                                     1998                 3,687             1,452                   206               5,345

(1)  Includes all Canadian operations.
(2)  Represents Scovill-Europe operations.
(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization and management fees.

The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                      Three Months Ended March 31,
                                                     1999                       1998
-------------------------------------------------------------------------------------
Operating income from reportable segments           $4,680                     $5,345
Less:
  Depreciation                                       2,528                      2,785
  Amortization                                         866                        987
  Management fee                                       150                        150
                                                    ---------------------------------
  Total operating income                            $1,136                     $1,423
                                                    =================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the highly leveraged nature of the Company, its substantial debt service requirements and the substantial operating and financing restrictions on the Company by the terms of its Credit Facility, the Indenture, governing its 11.25% Senior Subordinated Notes and the other agreements governing the Company's indebtedness; the risks and uncertainties inherent in doing business abroad, the volatility of the price of raw materials; increasing domestic and foreign competition; increasingly complex and stringent environmental laws and regulations; delays or difficulties associated with systems conversion and Year 2000 compliance; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with the Company's publicly-filed reports.


Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

Net Sales   Net sales decreased $2.2 million, or 9.1% from $24.6 million to
$22.4 million. Such decrease was attributable primarily to lower Industrial Group revenues which declined $1.5 million, or 19.1% , from $8.0 million to $6.5 million. Within the Industrial Group, PCI revenues declined $0.5 million, or 26.6%, due to manufacturing constraints and accordingly, limitations in product offerings. DOT revenues declined $0.5 million, or 15.0% from reduced demand in certain segments, notably medical and government. The Company's Canadian Operation has also experienced sales declines when compared to the three months ended March 31, 1998. Apparel Group revenues declined $0.5 million, or 3.9%, from $13.7 million to $13.2 million primarily from lower domestic revenues. The Company's European revenues decreased $0.2 million, or 6.0%, from $2.9 million to $2.7 million.

Gross Profit   Gross profit decreased $0.7 million, or 11.0% from $6.5 million to $5.8 million, which is primarily attributable to a decline in sales discussed above and to a lesser extent from an unfavorable sales mix.

Selling, General and Administrative Expenses ("SG&A")   SG&A decreased $0.3
million, or 7.5%, from $4.1 million to $3.8 million due to a restructuring plan which the Company implemented in June 1998. SG&A was 16.9% of sales for the three months ended March 31, 1999 compared to 16.6% for the three months ended March 31, 1998.

Operating Income   Operating income decreased $0.3 million primarily as a result of a decrease in gross profit of $0.7, partly offset by a decrease in SG&A of $0.3 million.

Interest Expense   Interest expense increased by $0.2 million as a result of
additional borrowings outstanding under a Revolving Credit Facility at March 31, 1999 compared to March 31, 1998.

Income Tax Provision (Benefit)   The income tax benefit was $0.9 million in the
three months ended March 31, 1999 compared to $0.7 million in the three months ended March 31, 1998.

Net Income (Loss)   The net loss available to common stockholders was $1.7
million for each of the three months ended March 31, 1999 and 1998 attributable to the factors discussed above.

Liquidity and Capital Resources

     The Company has outstanding $100 million of 11.25% Senior Subordinated Notes due 2007 (the "Notes") and a senior secured credit facility (the "Credit Facility"), consisting of $28.0 million term loan and $25.0 million revolving credit facility (the "Revolving Credit Facility").

     Historically, the Company derived its cash from funds generated by operations and from third-party financings. As of March 31, 1999 and December 31, 1998, $12.6 million and $12.9 million of borrowings were outstanding under the Revolving Credit Facility. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements over the next twelve months and beyond. The Credit Facility also contains restrictive financial covenants that must be met on a quarterly basis, and there can be no assurances that the Company will be able to remain in compliance with these covenants in subsequent periods. However, in the event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available on terms acceptable to the Company.

     EBITDA

     EBITDA is defined for purposes of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization and management fees paid by the Company to its parent company (Saratoga).

     The Company has included information concerning EBITDA in this report because it is used by certain investors as a measure of a company's ability to service its debt. EBITDA is not required or recognized as a measure of financial performance under generally accepted accounting principles ("GAAP") in the U.S., and should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash flow from operating activities determined in accordance with GAAP as a measure of liquidity. The Company's use of EBITDA may not be comparable to similarly titled measures used by other companies due to their use of different financial statement components in calculating EBITDA.

     EBITDA decreased $0.7 million , or 12.4% , from $5.4 million to $4.7 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, primarily as a result of a decrease in gross profit, resulting from a decrease in sales volume.

     Cash Flows

     Net cash provided by the Company's operating activities was $2.9 million for the first three months of 1999 compared to a use of cash of $2.1 million for the first three months of 1998. Principal working capital changes included increases of $1.7 million and $0.7 million in accounts receivable and inventories, respectively, and a net increase of accounts payable and accrued liabilities of $4.4 million. The Company's cash used in investing activities during the first three months of 1999 was $1.2 million for capital expenditures. Net cash used in financing activities was $1.3 million, which represents repayments of debt and repayment of borrowings under the Revolving Credit Facility.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  27.1 - Financial Data Schedule - Scovill Fasteners Inc.

              27.2 - Financial Data Schedule - Scovill Holdings Inc.

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


                                        Scovill Holdings Inc.
                                        Scovill Fasteners Inc.



Date:  May 13, 1999                     /s/ David J. Barrett
                                        ------------------------------------
                                        David J. Barrett,
                                        Chief Executive Officer and Director



Date:  May 13, 1999                     /s/ Martin A. Moore
                                        ------------------------------------
                                        Martin A. Moore
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer