Form 10-K/A
period 1998-12-31
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 1999-06-02
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________
                                 FORM 10-K /A

                                ______________

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM________TO__________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant:
None. (See Part II, Item 5.)

Number of shares of Common Stock outstanding as of March 15, 1999 was 4,655,500.

                             SCOVILL HOLDINGS INC.
                            SCOVILL FASTENERS INC.

                          Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS


                                               PART I                                               Page No.
                                                                                                    --------
Item 1.   Business................................................................................         3
Item 2.   Properties..............................................................................        10
Item 3.   Legal Proceedings.......................................................................        11
Item 4.   Submission of Matters to a Vote of Security-Holders.....................................        11

                                              PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................        12
Item 6.   Selected Financial Data.................................................................        12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations...........................................................................        13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................        20
Item 8.   Financial Statements and Supplementary Data.............................................        20
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...........................................................................        20

                                              PART III

Item 10.  Directors and Executive Officers of the Registrant......................................        21
Item 11.  Executive Compensation..................................................................        23
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................        25
Item 13.  Certain Relationships and Related Transactions..........................................        26

                                              PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K..................................        27
INDEX OF FINANCIAL STATEMENTS.....................................................................       F-1
SIGNATURES

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

     Certain terms used herein are defined in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

     The following table sets forth, for the periods specified, the net sales and the percentage of total net sales contributed by each product category for the year ended December 31 (dollars in thousands):

                                        1994        1995        1996        1997         1998
                                      --------    ---------   ---------   --------    ---------
        Total Net Sales.............  $ 65,428    $  66,388   $ 91,632    $ 95,861    $  92,476
        Apparel Group
                Net sales...........  $ 45,536    $  46,309   $ 48,258    $ 53,262    $  53,444
                % of total net sales.     69.6%        69.8%      52.6%       55.5%        57.8%
        Industrial Group(1)
                Net Sales...........  $ 14,175    $  14,924   $ 19,747    $ 31,698    $  28,161
                % of total net sales.     21.7%        22.4%      21.6%       33.1%        30.4%
        Other(2)
                Net sales...........  $  5,717    $   5,155   $ 23,627    $ 10,901    $  10,871
                % of total net sales.      8.7%         7.8%      25.8%       11.4%        11.8%

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

     By integrating the acquisitions of Rau and PCI (see Background discussion in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations) into its Clarkesville facility, the Company has increased production volume at the facility, which has enabled it to absorb more fixed costs and indirect labor costs. The Company's manufacturing organization focuses on its product lines rather than production processes. The Company has five separate production units, each dedicated to a particular product line. These production units, in turn, are subdivided into a number of manufacturing cells. Each production unit consists of dedicated equipment, employees and management.

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

     Trademarks and Patents. The Company currently uses numerous trademarks and trade names in its business, including Color Snap(R), Common Sense(TM), DOT(R), DuraMark(R), Gemini(TM), Gripper(R), Klikit(R), Maxi-Snap(TM), Mighty-Snap(TM), PCI(TM), Pull-the-DOT(R), Tag Loc(TM) and Whipper Snap(R). In addition, the Company owns 25 patents relating to its fasteners and attaching machinery and it has 3 patents pending. Although the products and services underlying such trademarks and patents have achieved significant brand recognition and, as a result, are of significant economic value, the Company does not believe that any individual trademark or patent is of material importance to the Company's business.

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


Item 6.   Selected Financial Data

                Selected Consolidated Historical Financial Data
                            (Dollars in thousands)

     On November 26, 1997, Scovill Acquisition Inc. purchased all of the outstanding stock of KSCO Acquisition Corp. ("Predecessor-KSCO"). Fasteners was a wholly owned subsidiary of Alper Holdings USA, Inc. ("Predecessor-Alper") through October 17, 1995 when all of its stock was purchased by KSCO (See Background discussion in Item 7 - Managments's Discussion and Analysis of Financial Condition and Results of Operations).

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

                                    Predecessor--Alper              Predecessor--KSCO                         Company
                                  -------------------------------------------------------------------------------------------------
                                             Period From  Period From                 Period From       Period
                                     Year     January 1,   October 17,      Year        January 1,        From           Year
                                    Ended      1995 to      1995 to         Ended        1997 to       Inception to      Ended
                                  December   October 17,  December 31,   December 31,   November 26,    December 31,   December 31,
                                  31, 1994      1995        1995            1996           1997            1997          1998
                                  -------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
DATA
Net sales........................  $65,428   $    53,589   $    12,799   $     91,632      $ 89,167       $ 6,694        $  92,476
Gross profit.....................   18,383        13,329         3,446         27,032        25,164         2,103           24,364
Operating income.................    7,438         5,187         1,380          7,424         7,746           627            1,732
Income (loss) before income
taxes and extraordinary loss.....    2,975         1,164           274          1,021         2,431          (704)         (14,281)
Net income (loss) available to
common stockholders (1)..........  $ 2,341   $     1,164   $       116   $       (852)     $  1,319       $  (781)       $  (9,767)
                                   =======   ===========   ===========   ============      ========       =======        =========

                                    Predecessor--Alper          Predecessor - KSCO               Company
                                 ---------------------------------------------------------------------------------
                                   December 31,                   December 31,               December 31,
                                     1994                    1995            1996               1997       1998
                                 ---------------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital.................    $7,810                 $ 6,688        $ 17,562          $ 15,815   $ 18,689
Total assets....................    76,448                  88,577         103,866           226,202    217,267
Total debt (2)..................    14,516                  41,538          37,718           129,848    141,323
Redeemable preferred stock......    19,439                      --              --             9,400         --
Stockholders' equity (3)........    29,043                  18,263          21,421            31,409     32,535

------
(1) In January 1996, the Company refinanced its previously existing credit agreements with the Former Credit Facility, which resulted in an extraordinary after-tax charge of $950 in the first quarter of 1996 from the write-off of related deferred financing costs.
(2) Excludes off-balance sheet financing pursuant to the Synthetic Lease, proceeds of which were applied toward repayment of debt of $31,268 in November 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General."
(3) Stockholders' equity includes affiliate advances, demand notes and debentures from Predecessor-Alper's parent at December 31, 1994 of $31,237.

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

          Gross Profit. Gross profit decreased by $2.9 million, or 10.3%, from $27.3 million to $24.4 million. The gross margin decreased from 28.4% to 26.3% in 1998. In addition to the margin impact of lower Industrial Group revenue volume, the Company experienced negative product sales mix in its Apparel revenues in Asia. While the Company has successfully followed infantswear production offshore, this revenue is at lower margins and is impacted by intense price competition. Additionally, the European subsidiary experienced the loss of two large customers but was able to replace the lost volume at lower margins. Overall, the Company was able to partially offset the negative margin impact by the execution of its restructuring plan and other cost reduction activities during 1998. The gross margin in Europe is expected to improve with regained business in 1999; however, the margin trends with respect to price competition in Asia are expected to continue.

          Selling, General and Administrative Expenses ("SG&A"). SG&A was $15.7 million, which represents 17.0% of sales for the year ended December 31, 1998.

          Amortization Expense. The Company's balance sheet at December 31, 1998 includes $98,301 of assets designated as "goodwill" and "trademarks" that represent 45% of total assets. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets acquired. Generally accepted accounting principles require that this and all other intangible assets be amortized over the period benefited. Management has determined that the period benefited by the goodwill and trademarks will be no less than 40 years, given, among other things, the fact that the Company has been in existence for almost 200 years. In the event that management determined that the period benefited would be less than 40 years due to market conditions or other external factors, then the Company's operating results could be significantly impacted as a result of amortizing goodwill and trademarks over a shorter period.

          Restructuring and Asset Impairment Charge. In June 1998, the Company announced a corporate restructuring plan. The plan includes outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. The Company recorded a restructuring charge of $3.0 million comprised of approximately $1.0 million related to severance payments paid to 32 terminated employees, an additional severance benefit of $1.0 million that was paid under the terms of an employment arrangement and a $1.0 million impairment charge related to plastics component part production fixed assets to be disposed of under the plan. The Company will pay the severance benefits discussed above through June 30, 1999, the majority of which, $0.6 million, was paid in the third and fourth quarters of 1998. The assets related to the production of plastic components, which were disposed in July 1998, had a net book value of $1.2 million. As a result of the restructuring, the Company expects reductions in future annual operating expenses of approximately $3.4 million and the Company began to realize these reductions in the second half of 1998 which should enable the Company to be more competitive.

          Operating Income. Operating income, which included a $3.0 million restructuring charge, as well as a decrease in gross profit of $2.9 million, was $1.7 million.

          Interest Expense. Interest expense was $15.9 million for the year ended December 31, 1998 as a result of the issuance by the Company of $100.0 million aggregate principal amount of its 11.25% Senior Notes due 2007, in addition to outstanding borrowings under the Credit Facility.

         Income Tax Provision (Benefit).   The benefit for income taxes was $4.7
million in 1998.

     Net Income (Loss). Net loss for 1998 was $9.8 million, which is attributable to the factors discussed above.

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

     Selling, General and Administrative Expenses. SG&A was $15.8 million or 16.5% of net sales.

     Operating Income. Operating income was $8.4 million.

     Interest Expense. Interest expense was $4.9 million. Interest expense was $1.2 million from November 26, 1997 through December 31, 1997 as a result of the Initial Offering and the Term Loan used to finance the Saratoga Acquisition.

     Income Tax Provision. The provision for income taxes was $1.1 million in 1997.

     Net Income. Net income for 1997 was $0.5 million, which is attributable to the factors discussed above.


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

   EBITDA

     EBITDA is defined for the purpose of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, rental payments on synthetic lease on attaching machines, restructuring and assets impairment charge, and management fees. EBITDA, as defined, for the purpose of this report and under the Company's Credit Facility are consistent.

     The Company has included information concerning EBITDA, as defined, in this report because it is used by certain investors as a measure of a company's ability to service its debt. EBITDA, as defined, is not required or recognized as a measure of financial performance under generally accepted accounting principles in the U.S. ("GAAP"), and should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash flow from operating activities determined in accordance with GAAP as a measure of liquidity. The Company's use of EBITDA, as defined, may not be comparable to similarly titled measures used by other companies due to their use of different financial statement components in calculating EBITDA.

     EBITDA, as defined, decreased $2.8 million, or 12.8%, from $22.1 million to $19.3 million primarily as a result of a decrease in gross profit, resulting from decreased sales volume for the year ended December 31, 1998 compared to the year ended December 31, 1997.

     EBITDA, as defined, increased $4.0 million, or $22.3%, from $18.1 to $22.1 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 partly as a result of revenues form the former Rau and PCI operation for a full year of revenues in 1997 compared with eleven months in 1996, measured from the dates of acquisition. These operations were integrated into the Clarkesville location and additional manufacturing volume absorbed a greater portion of fixed costs. Additionally, SG&A costs were reduced with the integration of Rau and PCI by related decreases in travel, advertising and commission expenses. Strong jeans and denimwear orders also contributed to increased Apparel Group sales. The Company's international subsidiaries also experienced increased sales, resulting from the acquisition of Daude.


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

     Effective July 1, 1998, the Company implemented an integrated software package, BPCS, which is fully Y2K compliant. BPCS was implemented as a complete Enterprise Resource Planning (ERP) package, which will control the Company's main systems of: (a) shipping/distribution, (b) accounting and (c) customer service/order entry systems. The Company's other principal system - the core manufacturing process - is not dependent upon computer technology, and therefore should not be affected by the Y2K issue. Finally, the Company outsources the payroll portion of its accounting functions, such provider has represented to the Company that it is Y2K compliant. Thus, all of the Company's computer-dependent systems have been replaced by the Y2K compliant BPCS package.

     The Company's foreign subsidiaries are in the process of either implementing new computer systems or upgrading existing systems. Our Canadian subsidiary is currently implementing the BPCS software package, which is expected to be operational by September 30, 1999. The BPCS software package is Y2K compliant, and will control all of this subsidiary's main computer systems, including the shipping/distribution, accounting and customer service/order entry systems. Our Mexican subsidiary is nearing completion of installing new non-BPCS computer systems, which is expected to be completed by September 30, 1999. These new systems will be Y2K compliant, and will control all of this subsidiaries computer systems, including the shipping/distribution, accounting and customer service/order entry systems. Our European subsidiaries (located near Brussels, Paris, London and Wuppertal, Germany are updating their respective computer systems with software "patches" (software code added to the existing code) that will upgrade the software systems to Y2K compliance. This upgrade, which will cover all their computer systems, is expected to be completed by September 30, 1999. In addition, simultaneous with the software patches, the European subsidiaries are in the process of implementing a more permanent Y2K solution by installing the Baan ERP computer system, which will replace all of their existing systems. Portions of the Baan system, which is Y2K compliant, will be on-line by December 31, 1999, with the balance of the system to be on-line in 2000. The Brussels and Paris facilities utilize computer systems for shipping/distribution, accounting and customer service/order entry processes, while the London and German locations only employ customer service/order entry systems.

     The Company is in the process of inquiring of its suppliers, vendors and significant customers to determine whether their computer systems and operations that impact the Company are Y2K compliant. We have sent Y2K compliance surveys to approximately 350 such third parties, and have received responses from approximately 50%. We are currently reviewing the responses, which generally fall into two categories: current full Y2K compliance (approximately 57% of responses) and expected compliance prior to year end (approximately 43% of responses). We are following up with survey responses that indicate less than full Y2K compliance to determine the nature of their progress and expected compliance date. However, the Company is not following up with third parties that the Company deems insignificant and thus their Y2K failure would not have a material impact on the Company's business, operations or financial condition. The Company has not identified specific secondary suppliers or vendors in the event any experience Y2K-related business interruptions, though the Company intends to identify such sources for significant suppliers and vendors prior to year end. However, in such event, we believe the Company can locate and make such alternative arrangements, although the Company may be required to pay more for such materials and services due to the loss of quantity discounts or other favorable arrangements with our current relationships. Nevertheless, Y2K-related failures by our suppliers and vendors remain a possibility and could have an adverse impact on the Company's business, results of operations or financial condition.

     The Company has not formally determined a most reasonably likely worst case scenario regarding the impact of Y2K problems on our business. However, we believe the most likely and significant Y2K-related risks faced by the Company are business interruptions by our customers. Such interruptions could include manufacturing or assembly plant shutdowns and the related reduction or elimination of demand for our products by such customers until their Y2K problem is remedied. In our survey process, we are attempting to identify and assess any such risks and follow up with any significant customers that indicate less than full Y2K compliance. To date, 100% of the responding significant customers have indicated expected full Y2K compliance.

     Based on our assessment and remediation efforts to date, the Company does not believe that any problems resulting from the Y2K issue will have a material adverse effect on its financial condition or results of operations.

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

"Safe Harbor " Statement

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

Name                         Age                                     Position
----                         ---   --------------------------------------------------------------------------
David J. Barrett.........     48   President, Chief Executive Officer and Director

Martin A. Moore..........     39   Executive Vice President, Treasurer, Chief Financial Officer and Secretary

John H. Champagne........     50   Executive Vice President--Engineering

Robert W. Feltz..........     49   Executive Vice President--Sales and Marketing

William F. Andrews.......     67   Chairman of the Board

Christian L. Oberbeck....     39   Director

Charles P. Durkin, Jr....     59   Director

Kirk R. Ferguson.........     31   Director

Alan N. Colner...........     44   Director

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

                          Summary Compensation Table

                                                                      Long Term
                                           Annual Compensation      Compensation
                                           -------------------      ------------
                                                                     Securities
                                                                     Underlying        All Other
Name and Principal Position             Year    Salary     Bonus    Compensation     Compensation
---------------------------             ----    ------     -----    ------------     ------------
David J. Barrett                        1998   $243,750      --          --            $ 6,594(1)
  President and                         1997    189,338   $51,000        --              4,750(2)
  Chief Executive Officer

Martin A. Moore                         1998    187,819      --          --              5,195(3)
  Executive Vice President and          1997    149,490    27,000        --              4,750(2)
  Chief Financial Officer

John H. Champagne                       1998    136,500      --          --              2,844(4)
  Executive Vice President--            1997    133,907    65,000     $80,500(5)           853(2)
    Engineering

Robert W. Feltz                         1998    162,500      --          --              4,562(6)
  Executive Vice President--            1997    137,611    25,000        --             10,068(7)
    Sales and Marketing

Michael S. Baxley (8)                   1998    171,925      --     1,000,000(9)       55,176(10)
                                        1997    149,149      --       161,500(5)       14,798(11)

___________
(1) Represents matching contributions made by the Company to Mr. Barrett's account under the Company's 401(k) plan ($6,094) and life insurance premiums paid by the Company on behalf of Mr. Barrett ($500).
(2) Represents matching contributions made by the Company to the Named Executive Officers' accounts under the Company's 401(k) plan.
(3) Represents matching contributions made by the Company to Mr. Moore's account under the Company's 401(k) plan ($4,695) and life insurance premiums paid by the Company on behalf of Mr. Moore ($500).
(4) Represents matching contributions made by the Company to Mr. Champagne's account under the Company's 401(K) plan ($2,844).
(5)   Represents options issued by Predecessor--KSCO in February 1997.
(6) Represents matching contributions made by the Company to Mr. Feltz's account under the Company's 401(k) plan ($4,062) and life insurance premiums paid by the Company on behalf of Mr. Feltz ($500).
(7) Includes reimbursement for the office relocation to home office ($6,000) and matching contributions made by the Company to Mr. Feltz's account under the Company's 401(k) plan ($4,068).
(8) Mr. Baxley joined the Company in February 1997 and left the Company's employment in 1998.
(9) Mr. Baxley left the Company's employment in 1998 and he received the value of his equity investment rolled over from Predecessor-KSCO.
(10) Includes reimbursement for relocation expenses ($51,371) and matching contributions made by the Company to Mr. Baxley's account under the Company's 401(k) plan ($3,805).
(11) Includes reimbursement for relocation expenses ($12,895) and matching contributions made by the Company to Mr. Baxley's account under the Company's 401(k) plan ($1,903).

     The Company granted no options to purchase shares of Common Stock during 1998. The Company has no outstanding stock appreciation rights ("SARs") and granted no SARs during fiscal 1998.

     The following table sets forth information of the value of unexercised options held at December 31, 1998 by the Named Executive Officers.

                          Fiscal Year-End Stock Table

                           Number of Securities Underlying          Value of Unexercised
                         Unexercised Options at December 31,       In-The Money Options at
                                     1998(1)                          December 31, 1998
                                     ------                           -----------------
Name                         Exercisable/ Unexercisable          Exercisable/ Unexercisable
----                         --------------------------          --------------------------
David J. Barrett                     107,472/0                            $800,000/0
Martin A. Moore                       87,322/0                             650,000/0
Robert W. Feltz                       73,216/0                             545,000/0
John H. Champagne                     40,302/0                             300,000/0

________
(1) Options are exercisable for the number of units set forth in the table, each unit consisting of one share of Common Stock and one share of Series B Preferred Stock. The share numbers reflect options the Company expects to issue pursuant to option agreements that have not yet been executed.

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

                                                                                     Shares Beneficially Owned
                                                                                     -------------------------
Name                                                                            Number of Shares    Percent of Class
----                                                                            ----------------    ----------------
Saratoga Partners III, L.P. (1)..............................................          3,127,500                67.2
Co-Investment Partners, L.P. (2).............................................          1,000,000                21.5
Moore Global Investments, Ltd./ Remington Investment Strategies, L.P. (3)....            700,000                15.0
WLD Partners, Ltd. (4).......................................................            400,000                 8.6
William F. Andrews (5).......................................................             20,151                   *
Charles P. Durkin, Jr. (1)...................................................          3,127,500                67.2
Christian L. Oberbeck (1)....................................................          3,127,500                67.2
Alan N. Colner (3) ..........................................................            700,000                15.0
David J. Barrett (5).........................................................            107,472                 2.3
Martin A. Moore (5)..........................................................             87,322                 1.9
John H. Champagne (5)........................................................             40,302                   *
Robert W. Feltz (5)..........................................................             73,216                 1.6
All directors and executive officers as a group (9 persons)(6)...............          3,455,963                74.2

________
 *   Less than one percent.
(1) Includes (i) 320,914 shares held by Saratoga Partners III, C.V. and (ii) 672,000 shares held by Co-Investment Partners L.P. with respect to which Saratoga Partners III, L.P. has sole voting power pursuant to the Voting Agreement (see "Certain Transactions--Voting Agreement"). The address of Saratoga Partners III, L.P. is 535 Madison Avenue, New York, New York 10022. Saratoga's general partner is DR-Associates IV, L.P., of which the general partner is Saratoga Associates III LLC ("Saratoga Associates"). Saratoga Associates has authorized Messrs. Durkin and Oberbeck, directors of the Company, to vote the shares of Common Stock held or controlled by Saratoga Partners III, L.P. Messrs. Durkin and Oberbeck disclaim beneficial ownership of the shares of Common Stock held by Saratoga Partners III, L.P.

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

     (3)  Exhibits

  Exhibit No.                          Description
  -----------                          -----------
     3.1 Certificate of Incorporation of Scovill Holdings Inc, as amended. +
     3.2 Certificate of Designation, Preferences, and Relative, Participating, Optional and Other Special Rights of 13 3/4% Series A Cumulative Redeemable Exchangeable Preferred Stock
     3.3 Certificate of Designation, Preferences, and Relative, Participating, Option and Other Special Rights of Series B Preferred Stock. ++
     3.4       By-laws of Scovill Holdings Inc. +
     3.5       Certificate of Incorporation of AF Acquisition Corp. ++
     3.6 Certificate of Amendment of Certificate of Incorporation of AF Acquisition Corp. ++
     3.7 Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc. ++
     3.8 Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc. ++
     3.9 Certificate of Change of Location of Registered Office and of Registered Agent of Scovill Fasteners Inc. ++
     3.10 Certificate of Ownership and Merger Merging KSCO New Co. into Scovill Fasteners Inc. ++
     3.11 Certificate of Amendment of Certificate of Incorporation of Scovill Fasteners Inc. ++
     3.12      By-laws of Scovill Fasteners Inc. ++
     4.1 Indenture dated as of November 26, 1997 among Scovill Acquisition Inc., Scovill Holdings Inc., as Guarantor, and United States Trust Company of New as Trustee (including Form of Note). +
     4.2 Registration Rights Agreement dated as of November 26, 1997 among Scovill Acquisition Inc., Scovill Holdings Inc. and SBC Warburg Dillon Read Inc. and BT Alex Brown Incorporated. +
    10.1.1 Management Services Agreement among Scovill Fasteners Inc. and Saratoga Partners III, L.P.**

  Exhibit No.                          Description
  -----------                          -----------
   10.1.8      Stock Purchase Agreement dated as of October 10, 1997 among SLF
               Corporation, KSCO Acquisition Corporation, and the Stockholders
               of KSCO Acquisition Corporation. ++
   10.1.10     Tax Sharing Agreement dated as of November 26, 1997 by and among
               Scovill Holdings Inc., Scovill Fasteners Inc., and the SFI
               Subgroup. ++
   10.1.18     Scovill Holdings Inc. Subscription Agreement dated as of November
               26, 1998. ++
   10.1.21     Credit Agreement dated as of November 26, 1997. ++
   10.1.23     Joinder Agreement dated as of February 20, 1998.**
   10.1.24     Voting Agreement dated as of February 20, 1998 by and between
               Saratoga Partners III, L.P., Scovill Holdings Inc., and Co-
               Investment Partners, L.P.**
   10.1.25     Subscription Agreement dated as of February 20, 1998 by and between Scovill Holdings Inc. and Co-Investment Partners, L.P.**
   10.1.26     Repurchase and Termination Agreement dated as of February 20,
               1998 by and between Scovill Holdings Inc., SBC Warburg Dillon
               Read Inc., BT Alex. Brown Incorporated and United States Trust
               Company of New York.**
   10.1.27     Amendment No. 1 to the Credit Agreement
   10.1.28     Amendment No. 2 to the Credit Agreement
   10.1.29     Amendment No. 3 to the Credit Agreement
   10.1.30     Amendment No. 4 to the Credit Agreement
   21.1        List of Subsidiaries of Scovill Holdings Inc. ++
   21.2        List of Subsidiaries of Scovill Fasteners Inc. +
   27          Financial Data Schedule.

________
   + Incorporated by Reference to Exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on December 24, 1997
  ++ Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on January 13, 1998.
   * Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 11, 1998.
  ** Incorporated by Reference to Exhibit of the same number to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 27, 1998.

       (b)  Reports of Form 8-K

       No Form 8-K was filed during the last quarter of the year ended December 31, 1998.

                          FINANCIAL STATEMENTS INDEX

                                                                                                            Page
                                                                                                            ----
Report of Independent Public Accountants..................................................................   F-2

Consolidated balance sheets as of December 31, 1998 and 1997..............................................   F-3

Consolidated statements of operations for the periods ended December 31, 1998, December 31, 1997, November
26, 1997 and December 31, 1996............................................................................   F-4

Consolidated statements of cash flows for the periods ended December 31, 1998, December 31, 1997, November
26, 1997 and December 31, 1996............................................................................   F-5

Consolidated statements of stockholders' equity for the periods ended December 31, 1998, December 31,
1997, November 26, 1997 and December 31, 1996.............................................................   F-6

Notes to consolidated financial statements................................................................   F-7

Schedule II--Valuation and Qualifying Accounts--Allowance for Uncollectible Accounts......................   S-1

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


/S/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 9, 1999

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                               December 31,
                                                                                               ------------
                                                                                            1998           1997
                                                                                         ----------     ----------
                                        ASSETS
Current Assets
     Cash and cash equivalents.......................................................    $      293     $   2,821
     Accounts receivable, net of allowances of $1,132 and $894, respectively.........        12,319        11,502
     Inventories.....................................................................        24,573        24,292
     Other   ........................................................................           572           839
                                                                                         ----------     ---------

          Total Current Assets.......................................................        37,757        39,454
                                                                                         ----------     ---------
Property, Plant and Equipment, Net...................................................        69,421        72,505
                                                                                         ----------     ---------
Intangible Assets....................................................................       110,089       114,243
                                                                                         ----------     ---------
                                                                                         $  217,267     $ 226,202
                                                                                         ==========     =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt............................................    $    3,530     $   1,649
     Accounts payable................................................................         8,379        11,458
     Accrued liabilities.............................................................         6,202         9,470
     Accrued interest................................................................           957         1,062
                                                                                         ----------     ---------
          Total Current Liabilities..................................................        19,068        23,639
                                                                                         ----------     ---------
Long-Term Liabilities
     Revolving line of credit........................................................        12,900            --
     Long-term debt..................................................................       124,893       128,199
     Employee benefits...............................................................        24,032        24,499
     Deferred income taxes...........................................................           319         5,380
     Other...........................................................................         3,520         3,676
                                                                                         ----------     ---------
          Total Long-Term Liabilities................................................       165,664       161,754
                                                                                         ----------     ---------

Commitments and Contingencies
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
     200,000 shares authorized, none at December 31, 1998 and 100,000 issued at
     December 31, 1997 (liquidation preference of $100 per share).                               --         9,400
                                                                                         ----------     ---------
Stockholders' Equity
   Series B Preferred Stock, $.0001 par value, 16,200,000 shares authorized,
     4,655,500 at December 31, 1998 and 3,655,500 at December 31, 1997 shares
     issued and outstanding...........................................................           --            --
   Common Stock, $.0001 par value, 6,000,000 shares authorized,
     4,655,500 at December 31, 1998 and 3,655,500 at December 31, 1997 shares
     issued and outstanding...........................................................           --            --
   Additional paid-in capital--preferred..............................................       49,942        39,700
   Additional paid-in capital--common.................................................          503           400
   Predecessor basis adjustment......................................................        (7,831)       (7,831)
   Retained earnings (deficit).......................................................       (10,548)         (781)
   Accumulated other comprehensive income (loss).....................................           469           (79)
                                                                                         ----------     ---------
          Total Stockholders' Equity.................................................        32,535        31,409
                                                                                         ----------     ---------
                                                                                         $  217,267     $ 226,202
                                                                                         ==========     =========

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

                                        The Company                   Predecessor--KSCO
                             ------------------------------------------------------------------
                                                Period from     Period from
                                                 Inception    January 1, 1997
                                Year Ended        through            to          Year Ended
                               December 31,    December 31,    November 26,     December 31,
                                   1998            1997             1997           1996
                             ------------------------------------------------------------------
Net sales...................     $    92,476     $     6,694     $     89,167    $     91,632
Cost of sales...............          68,112           4,591           64,003          64,600
                                 -----------     -----------     ------------    ------------
    Gross profit............          24,364           2,103           25,164          27,032
Selling expenses............           8,861             682            8,857          10,220
General and administrative
  expenses..................           6,865             463            5,816           6,831
Amortization expense........           3,938             331            2,745           2,557
Restructuring charge........           2,968              --               --              --
                                 -----------     -----------     ------------    ------------
    Operating Income........           1,732             627            7,746           7,424
Other expense...............              48             114            1,621             450
Interest expense............          15,965           1,217            3,694           5,953
                                 -----------     -----------     ------------    ------------
Income (loss) before income
  tax provision (benefit)
  and extraordinary loss....         (14,281)           (704)           2,431           1,021
Income tax provision
  (benefit).................          (4,744)            (38)           1,112             923
                                 -----------     -----------     ------------    ------------
Income (loss) before
  extraordinary loss........          (9,537)           (666)           1,319              98
Extraordinary loss, net of
  $613 tax benefit..........              --              --               --             950
                                 -----------     -----------     ------------    ------------
Net income (loss)...........     $    (9,537)    $      (666)    $      1,319    $       (852)
                                 -----------     -----------     ------------    ------------
Dividends and accretion on
  redeemable preferred
  stock.....................             230             115               --              --
                                 -----------     -----------     ------------    ------------
Net income (loss) available
  to common stockholders....     $    (9,767)    $      (781)    $      1,319    $       (852)
                                 ===========     ===========     ============    ============

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

                                                                 The Company                   Predecessor--KSCO
                                                       -----------------------------------------------------------------
                                                                          Period from      Period from
                                                                           Inception     January 1, 1997
                                                           Year Ended       through             to           Year Ended
                                                          December 31,    December 31,     November 26,     December 31,
                                                              1998           1997              1997             1996
                                                       -----------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss) available to common
   stockholders .................................       $     (9,767)      $      (781)     $      1,319      $     (852)
Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization..................             15,025               835             7,822          11,268
  Assets impairment charge ......................                940                --                --              --
  Non-operating preferred stock dividends........               (345)               --                --              --
  Deferred income taxes..........................             (4,895)            1,502              (287)            265
  Changes in operating assets and liabilities,
     net of effect of acquired businesses:
     Accounts receivable, net....................               (817)            1,147            (3,009)           (931)
     Inventories.................................               (281)           (1,656)           (4,187)         (6,231)
     Other current assets........................                267              (125)              461            (883)
     Accounts payable............................             (3,079)           (1,946)            2,816           3,042
     Accrued liabilities.........................             (3,840)            3,217             1,139          (4,031)
     Other assets and liabilities................              1,124            (1,490)           (2,437)         (3,063)
                                                        ------------      ------------      ------------    ------------
Net cash (used in) provided by operating
  activities.....................................             (5,668)              703             3,637          (1,416)
                                                        ------------      ------------      ------------    ------------

Cash Flows from Investing Activities:
Cash paid in business acquisitions, net of cash
  acquired.......................................                 --           (94,615)               --         (23,110)
Acquisition costs................................                 --           (11,105)               --          (2,140)
Additions to property, plant and equipment.......             (8,332)          (31,112)           (6,354)         (5,695)
Proceeds from sale/leaseback of attaching
  machines.......................................                 --                --                --          31,267
Proceeds from sales of property, plant and
  equipment......................................                 --                --                --           2,264
                                                        ------------      ------------      ------------    ------------
Net cash used in investing activities............             (8,332)         (136,832)           (6,354)          2,586
                                                        ------------      ------------      ------------    ------------

Cash Flows from Financing Activities:
Net borrowings (repayments) on line of credit....             12,900           (12,230)            2,806           2,324
Issuance of long-term debt.......................                 --           128,000                --          23,967
Repayments of long-term debt.....................             (1,428)          (26,320)             (250)        (31,268)
Issuance of preferred stock......................                 --            49,100                --              --
Issuance of common stock.........................             10,345               400             1,240           4,000
Redemption of  preferred stock ..................            (10,345)               --                --              --
                                                        ------------      ------------      ------------    ------------
Net cash (used in) provided by financing
  activities.....................................             11,472           138,950             3,796            (977)
                                                        ------------      ------------      ------------    ------------
Net (Decrease)/Increase  in Cash.................             (2,528)            2,821             1,079             193
Cash and Cash Equivalents at
Beginning of Period..............................              2,821                --               603             410
                                                        ------------      ------------      ------------    ------------
Cash and Cash Equivalents at End of Period.......       $        293      $      2,821      $      1,682    $        603
                                                        ============      ============      ============    ============
Supplemental Disclosure of Cash Flow
  Information
  Interest paid..................................       $     16,007      $        318      $      4,066    $      5,062
                                                        ============      ============      ============    ============
  Income taxes paid..............................       $        207      $        189      $         54    $         --
                                                        ============      ============      ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                Consolidated Statements of Stockholders' Equity
                                (in thousands)




                                                                                                Retained
                                                      Series B     Additional   Predecessor     Earnings
                                      Common Stock   Preferred      Paid-in        Basis       (Deficit)
                                                       Stock        Capital      Adjustment

                                                                                The Predecessor -KSCO
============================================================================================================
Balance, December 31, 1995
                                             $  73            $0       $ 18,102       $     0          $116
                                      ---------------------------------------------------------------------

Issuance of Common Stock                        16                        3,984

Foreign Currency Translation

Net Income (loss)                                                                                      (852)
                                      ---------------------------------------------------------------------

Balance, December 31, 1996                   $  89            $0       $ 22,086       $     0         ($736)
                                      ---------------------------------------------------------------------

Foreign Currency Translation

Tax benefit - option exercise                    5                        1,224

Net Income                                                                                            1,319
                                      ---------------------------------------------------------------------

Balance, November 26, 1997                   $  94            $0       $ 23,210       $     0        $ 583
                                      =====================================================================

                                                                                The Company
===========================================================================================================

Acquisition - Elimination of
Predecessor-KSCO Equity (Note 1)             $(94)            $0       $(23,310)      $     0        $ (583)


Issuance of Common and Preferred                                        40,100
Stock

Predecessor Basis Adjustment                                                           (7,831)

Foreign Currency Translation

Net Income (loss) available to                                                                         (781)
common stockholders
                                      ---------------------------------------------------------------------

Balance, December 31, 1997                   $  0             $0       $40,100        ($7,831)        ($781)
                                      ---------------------------------------------------------------------

Net Income (loss) available to                                                                       (9,767)
common stockholders

Foreign Currency Translation

Issuance/Redemption of Common and                                       10,345
Preferred Stock
                                      ---------------------------------------------------------------------

Balance, December 31, 1998                   $  0             $0       $50,445        $(7,831)     $(10,548)
                                      =====================================================================

                                                      Accumulated Other
                                                    Comprehensive Income
                                                 ---------------------------
                                                                                Series A
                                            Foreign Currency    Comprehensive  Redeemable
                                               Translation         Income      Preferred
                                                                                 Stock
=============================================================================================
Balance, December 31, 1995                            ($ 28)                          $0
                                                     ----------------------------------------

Issuance of Common Stock

Foreign Currency Translation                             10          $    10

Net Income (loss)                                                       (852)
                                                     ----------------------------------------

Balance, December 31, 1996                            ($ 18)         ($  842)         $0
                                                     ----------------------------------------

Foreign Currency Translation                           (291)            (291)

Tax benefit - option exercise

Net Income                                                             1,319
                                                     ----------------------------------------
Balance, November 26, 1997                            ($309)         $ 1,028          $0
                                                     ========================================

                                                                   The Company
=============================================================================================

Acquisition - Elimination of Predecessor-KSCO
Equity (Note 1)                                        $309                -        $    0

Issuance of Common and Preferred Stock                                               9,400

Predecessor Basis Adjustment

Foreign Currency Translation                            (79)             (79)

Net Income (loss) available to common stockholders                      (781)
                                                     ----------------------------------------

Balance, December 31, 1997                            ($ 79)        ($   860)       $9,400
                                                     ----------------------------------------

                                                                      (9,767)

                                                        548              548

                                                                                   ($9,400)
                                                     ----------------------------------------
                                                       $469          $(9,219)       $    0
                                                     ========================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (All amounts expressed in thousands, except for share amounts, or as otherwise noted)


Note 1. Basis of Presentation

     The consolidated balance sheets as of December 31, 1998 and 1997 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and the period from November 26, 1997 ("Inception") to December 31, 1997 include the accounts of Scovill Holdings Inc. ("Holdings") and Scovill Fasteners Inc. ("Fasteners"), a wholly-owned subsidiary of Holdings (collectively referred to as the "Company"). Scovill Acquisition Inc. ("SAI") and Holdings were formed by Saratoga Partners III, L.P. ("Saratoga") to effect the acquisition of the Company. Under a Stock Purchase Agreement, SAI purchased all of the capital stock of KSCO Acquisition Corporation ("KSCO") on November 26, 1997 for a purchase price of approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection with the transactions). C oncurrently with the acquisition, SAI merged with and into KSCO, and KSCO merged with and into Fasteners, with Fasteners surviving the mergers. The purchase of KSCO capital stock by SAI and the mergers of SAI and KSCO into Fasteners are together referred to herein as the "Saratoga Acquisition."

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

                             SCOVILL HOLDINGS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

             Leasehold improvements.............        lease term
             Buildings and improvements.........        5-30 years
             Attaching equipment................        8 years
             Computer equipment.................        3-5 years
             Machinery, equipment and tooling...        3-12 years

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

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Intangible Assets

     Intangible Assets at December 31, 1998 and 1997 consisted of the following:

                                                                          1998
                                                                       Accumulated
                                                            Gross      amortization        Net
                                                        -----------   --------------    ---------
          Goodwill....................................     $ 86,174         $(2,339)     $ 83,835
          Trademarks..................................       15,015            (549)       14,466
          Deferred financing fees.....................       11,797          (1,226)       10,571
          Covenants not to compete....................        2,547          (1,416)        1,131
          Other.......................................           86              --            86
                                                         ----------   --------------    ---------

                                                           $115,619         $(5,530)     $110,089
                                                         ==========   ==============    =========


                                                                          1997
                                                                       Accumulated
                                                            Gross      amortization        Net
                                                        -----------   --------------    ---------
          Goodwill....................................     $ 86,230           $(181)     $ 86,049
          Trademarks..................................       14,840            (149)       14,691
          Deferred financing fees.....................       11,105            (102)       11,003
          Covenants not to compete....................        2,547            (109)        2,438
          Other.......................................           62              --            62
                                                         ----------   --------------    ---------
                                                           $114,784           $(541)     $114,243
                                                         ==========   ==============    =========

     Goodwill and trademarks are amortized on a straight-line basis over 40 years. Deferred financing fees are amortized over the term of the related outstanding debt. Covenants not to compete consist of agreements with Alper, a former parent of Fasteners, and with the former owners of PCI; such agreements are amortized over 5 and 3 years, respectively.

     Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Should events or circumstances occur subsequent to any business acquisition which bring into question the realizable value or impairment of any component of goodwill, the Company will evaluate the remaining useful life and balance of goodwill, and make appropriate adjustments. The Company's policy with respect to the recoverability of goodwill includes as assessment of discounted projected future cash flows, before interest, using an estimated economic rate of return that would be customary in determining fair value in current markets for similar businesses.

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

          In connection with the Acquisition, Saratoga and certain other investors made a $36.6 million equity investment, consisting of (i) $0.4 million in shares of Holdings' Common Stock, par value $0.0001 per share (the "Common Stock"), and (ii) $36.2 million aggregate liquidation preference of Holdings' Series B Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock") (collectively, the "Saratoga Investment"). Management and the Chairman of the Board rolled over $3.4 million of their stock options in KSCO into options to purchase Common Stock and Series B Preferred Stock (the "Management Investment"). The Saratoga Investment and the Management Investment are referred to as the "Equity Investments." Concurrently with the Initial Offering, Holdings sold, for gross proceeds of $10.0 million, 100,000 Units ("Units Offering), each Unit consisting of $100 liquidation preference of the Company's Series A Cumulative Redeemable Exchangeable Preferred Stock (the "Senior Preferred Stock") and one warrant (the "Warrants") to purchase Common Stock. In February 1998, Holdings sold an additional 1,000,000 shares of each of common stock and Series B Preferred Stock for approximately $10.3 million. The proceeds from the sale were used to redeem the outstanding Series A Cumulative Redeemable Exchangeable preferred Stock and Warrants. The net proceeds of the Equity Investments and the Units Offering totaled $49.5 million, after fees and expenses to Holdings of $0.5 million.

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

          The allocation of the purchase price to the underlying net assets acquired was based upon the fair value of the net assets as follows:

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

       Purchase price...................................       $168,800
       Deferred financing fees..........................         11,705
                                                               --------
                 Total purchase price...................        180,505
       Less--value assigned to assets and liabilities
            Cash........................................          5,213
            Accounts receivable.........................         12,650
            Inventories.................................         22,634
            Other current assets........................            714
            Property, plant, and equipment..............         72,004
            Deferred financing fees.....................         11,705
            Other long-term assets......................         17,880
            Accounts payable and accrued liabilities....        (22,313)
            Long term liabilities and debt assumed......        (26,156)
                                                               --------
                                                                 94,331
                                                               --------
            Goodwill....................................       $ 86,174
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

Note 4.   Inventories

Inventories as of December 31, 1998 and 1997 consisted of the following:


                                                       1998            1997
                                                       -----------------------
            Raw Material...........................     $  1,901      $  2,792
            Work in Process .......................        4,797         6,310
            Attaching Machine Spare Parts..........        8,219         6,971
            Finished Goods.........................        9,656         8,219
                                                        --------      --------
                                                        $ 24,573      $ 24,292
                                                        ========      ========

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

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 5.   Property, Plant and Equipment

Property, plant and equipment as of December 31, 1998 and 1997 consisted of the following:

                                                         1998         1997
                                                       --------------------
          Land and improvements.................        $  325      $   324
          Computer equipment and software.......         2,329        1,173
          Buildings and improvements............         7,570        7,088
          Attaching equipment...................        38,048       34,084
          Machinery, equipment and tooling......        28,835       30,276
                                                       -------      -------
                                                        77,107       72,945
          Accumulated depreciation..............        (7,686)        (440)
                                                       -------      -------
                                                       $69,421      $72,505
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

Note 6.   Accrued Liabilities

Accrued liabilities as of December 31, 1998 and 1997 consisted of the following:

                                               1998         1997
                                              -------------------
          Salaries, wages and benefits.....   $1,155       $1,514
          Deferred taxes...................    1,202        1,036
          Pension, current portion.........    1,107        1,088
          Other............................    2,738        5,832
                                              ------       ------
                                              $6,202       $9,470
                                              ======       ======

Note 7.   Long-term Debt

Long-term debt as of December 31, 1998 and 1997 consisted of the following:

                                                1998             1997
                                              -------------------------
          Senior notes.....................   $100,000         $100,000
          Term note........................     27,000           28,000
          Revolving line of credit.........     12,900               --
          Other............................      1,173            1,501
          Capital lease obligations........        250              347
                                              --------         --------
                                               141,323          129,848
          Less--Current maturities.........     (3,530)          (1,649)
                                              --------         --------
          Total long-term debt.............   $137,793         $128,199
                                              ========         ========

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Notes are fully and unconditionally guaranteed by Holdings. As Holdings has no operations other than the payment of a management fee to Saratoga (See
Note 12), no separate financial information of Fasteners has been presented. The Notes and the guarantee are senior unsecured obligations of the Company and Holdings. Interest on the Notes is payable semi-annually on May 30 and November 30 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 30, 2002, at redemption prices as defined, plus accrued and unpaid interest and Liquidated Damages, as defined. Upon the occurrence of a change in control, as defined, the Company will be required to make an offer to purchase all or any part of each holder's Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, to the date of the purchase.

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

     Other debt at December 31, 1998 and 1997 includes outstanding obligations of Scovill-Europe.

     Maturities, excluding capital lease obligations, of long-term debt as of December 31, 1998 are as follows:

          1999...........................      $  3,422
          2000...........................         5,352
          2001...........................         6,244
          2002...........................         6,030
          2003...........................         7,030
          Thereafter.....................       112,995
                                                -------
                                               $141,073
                                               ========

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

               1999...............................    $  580
               2000...............................       415
               2001...............................       145
               2002...............................        47
               2003 and thereafter................        46
                                                      ------
               Total minimum lease payments.......    $1,233
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

   Capital Lease

     In 1996, Fasteners entered into a lease agreement for computer equipment which is classified as a capital lease. The net book value of the leased equipment included in Property, Plant and Equipment at December 31, 1998 was $96 which was included in computer equipment and software. Future minimum payments, by year, under noncancelable capital leases consist of the following at December 31, 1998:

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

          1999..............................................  $    130
          2000..............................................       130
          2001..............................................        22
                                                              --------
          Total minimum lease payments......................  $    282
          Amounts representing interest.....................       (32)
                                                              --------
          Present value of net minimum lease payments.......       250
          Less current portion..............................      (108)
                                                              --------
          Long-term capital lease obligation................  $    142
                                                              ========

Note 10.   Income Taxes

     The following is a summary of the components of income (loss) before income taxes and extraordinary loss:

                                      Company                        Predecessor - KSCO
                         --------------------------------------------------------------------------
                                              Period from        Period from
                             Year Ended       Inception to     January 1, 1997 to    Year Ended
                         December 31, 1998  December 31, 1997  November 26, 1997  December 31, 1996

                         --------------------------------------------------------------------------
          Domestic.....  $       (15,015)  $           (6)      $           505    $          1,317
          Foreign......              734             (698)                1,926                (296)
                         ---------------   --------------       ---------------    ----------------
                         $       (14,281)  $         (704)      $         2,431    $          1,021
                         ===============   ==============       ===============    ================

     The provision for income taxes consists of the following:

                                      Company                        Predecessor - KSCO
                         -----------------------------------------------------------------------------------
                                                   Period from        Period from
                         Year Ended December       Inception to      January 1, 1997 to      Year Ended
                             31, 1998           December 31, 1997   November 26, 1997     December 31, 1996
                         -----------------------------------------------------------------------------------
          Current......  $           --         $        (1,360)     $        1,065         $            --
          Deferred.....          (4,895)                  1,440                (415)                    265
          Foreign......             151                    (118)                462                      45
                         --------------         ---------------      --------------         ---------------
                         $       (4,744)        $           (38)         $    1,112         $           310
                         ==============         ===============      ==============         ===============

     The difference between the United States Federal statutory income tax rate and the consolidated effective income tax rate is summarized as follows:

                                                           Company                 Predecessor - KSCO
                                                  -----------------------------------------------------------------------
                                                                Period from
                                                  Year Ended    Inception to     Period from
                                                  December 31,   December 31,    January 1, 1997 to     Year Ended
                                                      1998         1997          November 26, 1997    December 31, 1996
                                                  -----------------------------------------------------------------------
          Federal income tax (benefit)
            expense at statutory rates...........     $ (4,856)    $   (239)        $    827          $      429
          State income tax (benefit)
            provision, net of federal taxes......         (714)         (35)             122                  66
          Benefit for net operating
            losses...............................           --           --             (362)                 --
          Benefit for extraordinary
            item.................................           --           --               --                (613)
          Amortization of goodwill/
            deferred financing fees..............          852           56              552                 292
          Foreign tax impact.....................          (61)         175               65                  45
          Other..................................           35            5              (92)                 91
                                                     ---------     --------        ---------            --------
                                                      $ (4,744)    $    (38)        $  1,112            $    310
                                                     =========     ========        =========            ========

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Deferred tax consequences of significant temporary differences are as follows as of December 31, 1998 and 1997:

                                                                                1998         1997
                                                                             ------------------------
          Deferred tax liabilities:
                    Fixed assets...........................................  $ (16,376)   $ (15,919)
                    Trademarks.............................................     (5,548)      (5,600)
                    Inventories............................................     (1,081)        (990)
                    Other..................................................        (46)         (46)
                                                                             ---------    ---------
                                                                               (23,051)     (22,555)
                                                                             ---------    ---------
          Deferred tax assets:
                    NOL carryforward (expiring in 2012 and 2018)...........     10,892        4,857
                    Pension and Postretirement health and life benefits....      9,242        9,986
                    Environmental matters..................................      1,172        1,230
                    Other..................................................        224           66
                                                                             ---------    ---------
                                                                                21,530       16,139
                                                                             ---------    ---------
                                                                             $  (1,521)   $  (6,416)
                                                                             =========    =========

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

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                     Pension Plan               Postretirement Benefit Plan
                                                           ---------------------------------------------------------------------
                                                                    December 31,                       December 31,
Change in benefit obligation                                        1998             1997              1998              1997
                                                           ---------------------------------------------------------------------
Benefit obligation at beginning of year                         $   29,364      $   29,867        $    14,451       $    14,572
Interest cost                                                        2,018           2,122              1,019             1,028
Loss on obligation                                                   1,674             575               --                --
Benefits paid                                                       (3,164)         (3,200)            (1,674)           (1,149)
                                                           ---------------------------------------------------------------------
Benefit obligation at end of year                                   29,892          29,364             13,796            14,451
Less fair value of plan assets                                      19,221          20,272               --                --
                                                           ---------------------------------------------------------------------
Obligation in excess of plan assets                                 10,671           9,092             13,796            14,451
Unrecognized net loss/gain                                             300            (947)              --                --
                                                           ---------------------------------------------------------------------
Accrued pension/postretirement costs                                10,371          10,039             13,796            14,451
Less current portion                                                 1,107           1,099               --                --
                                                           ---------------------------------------------------------------------
Long-term liabilities                                           $    9,264      $    8,940             13,796       $    14,451
                                                           =====================================================================

                                                                     Pension Plans                  Postretirement Benefit Plan
                                                           ---------------------------------------------------------------------
                                                                     December 31,                       December 31,
Change in plan assets                                                 1998              1997             1998              1997
                                                           ---------------------------------------------------------------------
Fair value of plan assets at the beginning of the year          $   20,272        $   21,938            N/A                N/A
Actual return of plan assets                                         2,113             1,462
Employer contributions                                                --                  72
Benefits paid                                                       (3,164)           (3,200)
                                                           ---------------------------------

Fair value of plan assets at end of year                        $   19,221        $   20,272
                                                           =====================================================================


     Net pension and postretirement benefit cost consisted of the following:

                                                                             Pension Plan
                                      --------------------------------------------------------------------------------------------
                                                        Company                                   Predecessor-KSCO
                                      --------------------------------------------- ----------------------------------------------
                                                                  Period from        Period from January
                                           Year Ended            Inception to             1, 1997 to             Year Ended
                                        December 31, 1998      December 31, 1997      November 26, 1997       December 31, 1996
                                      ---------------------- ---------------------- ----------------------- ----------------------
Interest cost                              $     2,018                  $ 177              $     1,945               $   2,110
Service cost                                      --                     --                       --                        97
Actual return on plan assets                    (2,113)                  (122)                  (1,340)                 (2,962)
Net amortization and defferal                      426                    (31)                    (343)                    588
                                      ---------------------- ---------------------- ----------------------- ----------------------
Net periodic benefit cost                  $       331                  $  24             $        262              $     (167)
                                      ====================== ====================== ======================= ======================

                                                                      Postretirement Benefit Plan
                                      --------------------------------------------------------------------------------------------
                                                        Company                                   Predecessor-KSCO
                                      --------------------------------------------- ----------------------------------------------
                                                                  Period from        Period from January
                                           Year Ended            Inception to             1, 1997 to             Year Ended
                                        December 31, 1998      December 31, 1997      November 26, 1997       December 31, 1996
                                      ---------------------- ---------------------- ----------------------- ----------------------
Interest cost                               $  1,019               $     86               $    942                 $   990
Service cost                                      --                     --                     --                     101
Actual return on plan assets                      --                     --                     --                      --
Net amortization and defferal                     --                     --                     --                      --
                                      ---------------------- ---------------------- ----------------------- ----------------------
Net periodic benefit cost                   $  1,019               $     86               $    942                 $ 1,091
                                      ====================== ====================== ======================= ======================

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     An increase or decrease in the health care cost trend rate of one percentage point would have the following effect on the postretirement cost and obligation as of December 31, 1998:

                                                                  1% point           1% point
                                                                  Increase           Decrease
                                                                 ------------------------------
     Effect on total service and interest cost components           $   83             $  93

     Effect on postretirement obligation                             1,146             1,277


     The following is a summary of assumptions used to reflect expectations of future economic conditions as they relate to Fasteners' pension and postretirement plans:

Weighted-average assumptions as of                     Pension Plan                   Postretirement Benefit Plan
December 31                                         1998          1997                1998                   1997
------------------------------------------------------------------------------------------------------------------
Discount rate                                      7.25%         7.25%                 7.25%               7.25%
Expected return on plan assets                     9.00%         9.00%                  N/A                 N/A

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

   Stock Options

     During October 1995, Fasteners granted certain executives options to purchase a total of 727,000 shares of common stock at an option price of $2.50 per share. These options vested immediately upon a change in control or over a three-year period upon achievement of specified performance targets. As of December 31, the options are summarized as follows:

                                                       1998            1997           1996
                                                   ---------------------------------------------
     Options outstanding, beginning of year.....        --             727,000        727,000
     Options outstanding, end of year...........        --                  --        727,000
     Options exercisable........................        --                  --        242,275
     Options granted--Predecessor-KSCO..........        --             242,000             --
     Exercise price.............................        --               $2.50          $2.50
     Grant date.................................        --       February 1997             --
     Options exercised/surrendered..............        --             969,000             --

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

     Business Segment                                                     Other /
        Information                                                       European           Total
                               Year     Apparel     Industrial (1)      Operations (2)       Company
---------------------------- -------- ----------- ----------------- --------------------- -------------
Net Sales                    1998       $ 53,444       $ 28,161            $10,871             $92,476
                             1997         53,262         31,698             10,901              95,861
                             1996         48,799         32,079             10,754              91,632

Operating Income (3)
                             1998       $ 13,539        $ 5,139             $  624             $19,302
                             1997         13,990          6,773              1,373              22,136
                             1996         11,254          6,147                692              18,093

Identifiable Assets          1998       $ 56,396        $ 8,789            $ 7,438             $72,623
                             1997         49,171         10,341              7,017              66,529

(1) Includes all Canadian operations.
(2) Includes Scovill-Europe operations and discontinued zipper segment in 1996.
(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization, lease expense under Synthetic lease, management fees and the restructuring charge.

The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                            1998         1997         1996
     ------------------------------------------           --------     ----------    -------
     Operating income from reportable segments             $19,302     $ 22,136      $18,093
     Depreciation                                           10,006        5,517        6,829
     Amortization                                            3,938        3,076        2,557
     Lease expense                                              --        4,719          858
     Management fee                                            658          451          425
     Restructuring charge                                    2,968           --           --
                                                          --------     --------      -------
     Total operating income                                $ 1,732     $  8,373      $ 7,424
                                                          ========     ========      =======

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following is a reconciliation of identifiable assets from reportable segments to the financial statements:

                                                                           1998          1997
                                                                      ------------- -------------
      Identifiable assets from reportable segments                       $  72,623      $ 66,529
      Identifiable assets not identifiable by reportable segment           144,644       159,673
                                                                      ------------- -------------
      Total identifiable assets                                          $ 217,267      $226,202
                                                                      ============= =============

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


                                      SCOVILL HOLDINGS INC.
                                      SCOVILL FASTENERS INC.


                                                /S/ DAVID J. BARRETT
                                                    ----------------------------
                                                    David J. Barrett,
                                            Chief Executive Officer and Director
                                                    Date: June 2, 1999

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


/S/  DAVID J. BARRETT           Chief Executive Officer,       June 2, 1999
---------------------
     David J. Barrett           President and Director

/S/  MARTIN A. MOORE            Executive Vice President and   June 2, 1999
---------------------
     Martin A. Moore            Chief Financial Officer and
                                Principal Accounting Officer

/S/  WILLIAM F. ANDREWS         Chairman of the Board          June 2, 1999
-------------------------
     William F. Andrews


/S/  CHRISTIAN L. OBERBECK      Director                       June 2, 1999
----------------------------
     Christian L. Oberbeck

/S/  KIRK R. FERGUSON           Director                       June 2, 1999
--------------------------
     Kirk R. Ferguson

                                                                     SCHEDULE II

                             SCOVILL HOLDINGS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                 Balance at           Additions charged                           Balance at
            Classification                   Beginning of Period        to costs and        Deductions from         end of
                                                                         expenses               reserve             period
-------------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS
DEDUCTED FROM THE ASSETS TO WHICH THEY
APPLY:
(1) For the year ended December 31, 1998           $894                      $677                  $439               $1,132
                                                   ====                      ====                  ====               ======
(1) For the period from November 26, 1997 to
    December 31, 1997                              $879                      $ 20                  $  5               $  894
                                                   ====                      ====                  ====               ======
(2) For the period from January 1,1997 to
    November 26, 1997                              $640                      $346                  $107               $  879
                                                   ====                      ====                  ====               ======
(2) For the year ended December 31, 1996           $326                      $376                  $ 62               $  640
                                                   ====                      ====                  ====               ======

          (1) The Company
          (2) Predecessor - KSCO