Form 10-Q
period 1999-06-30
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 1999-08-13
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                   ---------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM          TO
        ---------  ----------

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

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No

Number of shares of Common Stock outstanding as of July 15, 1999 was 4,655,500.

                             SCOVILL FASTENERS INC.
                              SCOVILL HOLDINGS INC.

                          Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1999

                                TABLE OF CONTENTS

                                  PART I - FINANCIAL INFORMATION
                                                                                           Page No.
                                                                                           --------
Item 1.    Financial Statements -
           Consolidated Balance Sheets at June 30, 1999 and December 31, 1998............     3
           Consolidated Statements of Operations for the three and six month
             periods ended June 30, 1999 and 1998........................................     4
           Consolidated Statements of Cash Flows for the six months ended June 30,
             1999 and 1998...............................................................     5
           Notes to Consolidated Financial Statements....................................     6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations...............................................................     7

                                    PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................    13
Item 2.    Changes in Securities and Use of Proceeds.....................................    13
Item 3.    Defaults Upon Senior Securities...............................................    13
Item 4.    Submission of Matters to a Vote of Security Holders...........................    13
Item 5.    Other Information.............................................................    13
Item 6.    Exhibits and Reports on Form 8-K..............................................    13

           SIGNATURES....................................................................    14

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                    June 30,        December 31,
                                                      1999             1998
                                                  (Unaudited)
                                                 -------------------------------
                       ASSETS
Current Assets
     Cash and cash equivalents ..................  $     710        $     293
     Accounts receivable, net of allowances of
     $1,122 and $1,132, respectively.............     15,898           12,319
     Inventories ................................     24,909           24,573
     Other ......................................        348              572
                                                   ---------        ---------
          Total Current Assets ..................     41,865           37,757
                                                   ---------        ---------
Property, Plant and Equipment, Net ..............     66,850           69,421
Intangible Assets ...............................    107,733          110,089
                                                   ---------        ---------
                                                   $ 216,448        $ 217,267
                                                   =========        =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt .......  $     407        $   3,530
     Accounts payable ...........................      9,576            8,379
     Accrued liabilities ........................      6,069            6,202
     Accrued interest ...........................        919              957
     Term loan ..................................     25,500               --
     Revolving line of credit ...................     17,600               --
                                                   ---------        ---------
          Total Current Liabilities .............     60,071           19,068
                                                   ---------        ---------
Long-Term Liabilities
     Revolving line of credit ...................         --           12,900
     Long-term debt .............................    101,194          124,893
     Employee benefits ..........................     24,001           24,032
     Deferred income taxes ......................         --              319
     Other ......................................      3,031            3,530
                                                   ---------        ---------
          Total Long-term Liabilities ...........    128,226          165,664
                                                   ---------        ---------
Series A Cumulative Redeemable Exchangeable
     Preferred Stock, $.001 par value,
     200,000 shares authorized, none at June 30,
     1999 and at December 31, 1998 (liquidation
     preference of $100 per share)...............         --               --
                                                   ---------        ---------
Stockholders' Equity
  Series B Preferred Stock, $.0001 par value,
     16,200,000 shares authorized, 4,655,500
     shares issued and outstanding at June 30,
     1999 and December 31, 1998..................         --               --
  Common stock, $.0001 par value, 6,000,000 shares
     authorized, 4,655,500 shares issued and
     outstanding at June 30, 1999 and December
     31, 1998....................................         --               --
  Additional paid-in capital--preferred..........     49,942           49,942
  Additional paid-in capital--common.............        503              503
  Predecessor basis adjustment...................     (7,831)          (7,831)
  Retained earnings (deficit)....................    (14,641)         (10,548)
  Foreign currency translation adjustment........        178              469
                                                   ---------        ---------
          Total Stockholders' Equity.............     28,151           32,535
                                                   ---------        ---------
                                                   $ 216,448        $ 217,267
                                                   =========        =========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                              Scovill Holdings Inc.
                      Consolidated Statements of Operations
                                 (in thousands)
                                   (Unaudited)

                                    Six Months Ended June 30,       Three Months Ended June 30,
                                    1999                 1998       1999                   1998
                                    -----------------------------------------------------------
Net sales....................       $ 47,183         $ 48,994         $ 24,826         $ 24,396
Cost of sales................         34,765           35,993           18,183           17,883
                                    --------         --------         --------         --------
 Gross profit................         12,418           13,001            6,643            6,513
Selling, general and
  administrative expenses....          7,646            8,085            3,873            4,007
Amortization expense.........          1,679            1,952              813              965
Restructuring and asset
  impairment charge..........             --            1,968               --            1,968
                                    --------         --------         --------         --------
 Operating income (loss).....          3,093              996            1,957             (427)
Other expense (income).......            104               52              210              151
Interest expense ............          8,244            7,497            4,378            3,854
                                    --------         --------         --------         --------
Income (loss) before income
  tax provision (benefit)....         (5,255)          (6,553)          (2,631)          (4,432)
Income tax provision
  (benefit)..................         (1,162)          (2,175)            (281)          (1,510)
                                    --------         --------         --------         --------
Net income (loss)............       $ (4,093)        $ (4,378)        $ (2,350)        $ (2,922)
                                    --------         --------         --------         --------
Dividends on redeemable
  preferred stock............             --              230               --               --
                                    --------         --------         --------         --------
Net income (loss) available
  to common stockholders.....       $ (4,093)        $ (4,608)        $ (2,350)        $ (2,922)
                                    ========         ========         ========         ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              Scovill Holdings Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                           -------------------------
                                                           Six Months ended June 30,
                                                             1999             1998
                                                           -------------------------
Cash Flows from Operating Activities:
Net income (loss) available to common stockholders......    (4,093)       $  (4,608)
Adjustments to reconcile net income (loss) available to
 common stockholders to net cash used in operating
 activities:
  Depreciation..........................................     5,054           5,573
  Amortization..........................................     2,253           2,334
  Deferred income taxes.................................    (1,300)          1,382
  Asset impairment charge...............................        --             940
  Non-operating preferred stock dividends...............        --             345
  Changes in operating assets and liabilities:
    Accounts receivable, net............................    (3,579)         (4,946)
    Inventories.........................................      (336)         (1,588)
    Other current assets................................       224              69
    Accounts payable....................................     1,197            (836)
    Accrued liabilities.................................      (171)           (159)
    Other assets and liabilities........................       163          (3,112)
                                                          --------        --------
Net cash used in operating activities...................      (588)         (4,606)
                                                          --------        --------
Cash Flows from Investing Activities:
Additions to property, plant and equipment..............    (2,373)         (4,788)
                                                          --------        --------
Net cash used in investing activities...................    (2,373)         (4,788)
                                                          --------        --------
Cash Flows from Financing Activities:
Net borrowings on line of credit .......................     4,700           7,800
Repayments of long-term debt............................    (1,322)           (410)
Redemption of preferred stock and payments of
  dividends.............................................        --         (10,345)
Issuance of common and preferred stock..................        --          10,345
                                                          --------        --------
Net cash provided by financing activities...............     3,378           7,390
                                                          --------        --------
Net Increase (Decrease) in Cash.........................       417          (2,004)
Cash at Beginning of Period.............................       293           2,821
                                                          --------        --------
Cash at End of Period...................................  $    710        $    817
                                                          ========        ========
Supplemental Disclosure of Cash Flow Information
    Interest paid.......................................  $  7,706        $  7,153
                                                          ========        ========
    Income taxes paid...................................  $    140        $     70
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

                              SCOVILL HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (All amounts expressed in thousands, or as otherwise noted)


Note 1.     Basis of Presentation and Business

     The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries (together with Holdings, the "Company") as of June 30, 1999 and December 31, 1998 and for the three and six month periods ended June 30, 1999 and 1998.

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments which are in the opinion of the Company necessary for a fair statement of the results of the interim periods. The operating results for the three and six month periods ended June 30, 1999 and 1998 are not indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998.


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


Note 3.     Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of fiscal 1998. SFAS 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the six months ended June 30, 1999 and 1998 includes only foreign currency translation. The calculation of comprehensive income is as follows:

                                          June 30, 1999            June 30, 1998
                                          --------------------------------------

Net Income (Loss)                         $ (4,093)                $ (4,608)
Foreign Currency Translation Adjustments      (291)                     210
                                          --------                 --------
Comprehensive Income (Loss)               $ (4,384)                $ (4,398)
                                          ========                 ========

Note 4.     Inventories

     Inventories consisted of the following at:

                                          June 30, 1999        December 31, 1998
                                          --------------------------------------
Raw materials                             $  2,080                $  1,901
Work in process                              5,592                   4,797
Attaching machine spare parts                8,165                   8,219
Finished goods                               9,072                   9,656
                                          --------------------------------------
                                          $ 24,909                $ 24,573
                                          ======================================

Note 5.     Credit Facility

     The Company received a waiver for the financial covenant related to the ratio of funded indebtedness to consolidated EBITDA, with which it was not in compliance, as of June 30, 1999. The Company expects to be out of compliance with this covenant for the remainder of 1999 and has therefore classified both the Term Loan and the Revolving Credit Facility outstanding under the Credit Facility as current. The Company will continue to request waivers if it continues to be out of compliance. The Company believes that future waivers will be granted if the Company is out of compliance, however, no assurances can be made that the waivers will be granted. The Company is currently evaluating its alternatives with respect to obtaining additional capital. In addition, the Company may engage in discussions with holders of the Notes regarding alternatives for restructuring the Company's obligation, yet there can be no assurances that the Company will be successful in either of these options.

Note 6.    Business Segments

     The Company's businesses are organized and internally reported as three segments: Apparel, Industrial, and European operations. The European operations include some of the same products as both apparel and industrial. However, the European operations are managed separately and thus reported as a separate segment. Sales are reported and classified based on the customers' location.


Business Segment       Six Months                                        European       Total
 Information          ended June 30,    Apparel       Industrial(1)    Operations(2)    Company
-------------------------------------------------------------------------------------------------
Net Sales                  1999         $ 27,188         $ 14,581         $ 5,414        $ 47,183
                           1998           27,806           15,297           5,891          48,994

Operating Income (3)       1999         $  7,083         $  2,601         $   442        $ 10,126
                           1998            7,370            2,798             621          10,789

(1)   Includes all Canadian operations.
(2)   Represents Scovill-Europe operations.
(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization and unallocated corporate charges.

The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                 Six Months Ended June 30,
                                                1999                  1998
--------------------------------------------------------------------------
Operating income from reportable segments       $ 10,126          $ 10,789
Less:
    Depreciation                                   5,054             5,573
    Amortization                                   1,679             1,952
    Restructuring charge                              --             1,968
    Unallocated corporate charges                    300               300
                                                --------------------------
    Total operating income                       $ 3,093          $    996
                                                ==========================

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

Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

Net Sales     Net sales decreased $1.8 million, or 3.7% from $49.0 million to
$47.2 million. Such decrease was attributable primarily to lower Industrial group revenues, which declined $0.7 million, or 4.7% from $15.3 million to $14.6 million. Apparel group revenues decreased $0.6 million, or 2.2%, from $27.8 million to $27.2 million. Such decrease is primarily a result of decreased sales of the Company's Gripper product line both domestically and in Asia. The Company's European revenues decreased $0.5 million, or 8.1%, from $5.9 million to $5.4 million.

Gross Profit     Gross profit decreased $0.6 million, or 4.5% from $13.0 million to $12.4 million, which is primarily attributable to a decline in sales discussed above and to a lesser extent from an unfavorable sales mix. The gross margin decreased slightly from 26.5% to 26.3%.

Selling, General and Administrative Expenses ("SG&A")     SG&A decreased
$0.4 million, or 5.4% from $8.1 million to $7.6 million and was 16.2% and 16.5% of sales for each of the six months ended June 30, 1999 and 1998, respectively. Such decrease in SG&A is primarily a result of the restructuring plan which the Company initiated in June 1998 in which it reduced its headcount by approximately 30 people.

Restructuring and Asset Impairment Charge     In June 1998, the Company
announced a corporate restructuring plan and recorded a restructuring charge of $2.0 million. The plan included outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities.

Operating Income     Operating income increased $2.1 million as a result of a
decrease in SG&A of $0.4 million, a decrease in amortization expense of $0.3 million as a result of the full amortization of a non-compete agreement, the lack of a restructuring charge of $2.0 million, offset by a decrease in gross profit of $0.6 million discussed above.

Interest Expense     Interest expense increased by $0.7 million as a result of
additional borrowings outstanding under the Revolving Credit Facility at June 30, 1999 compared to June 30, 1998.

Income Tax Provision (Benefit)    The income tax benefit was $1.2 million in the
six months ended June 30, 1999 compared to a benefit of $2.2 million in the six months ended June 30, 1998. The decrease in the income tax benefit is a result of the Company fully offsetting its deferred liabilities with its deferred tax assets in April 1999; therefore, no income tax benefit was recognized subsequent to April 1999.

Net Income (Loss)     The net loss available to common stockholders was $4.1
million in the six months ended June 30, 1999 compared to $4.6 million in the six months ended June 30, 1998 attributable to the factors discussed above.

Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

Net Sales      Net sales increased $0.4 million, or 1.8% from $24.4 million to
$24.8 million. Such increase is primarily a result of increased sales in industrial markets.

Gross Profit    Gross profit increased $0.1 million, or 2.0% from $6.5 million to $6.6 million, which is a result of an increase in sales. The gross margin increased slightly from 26.7% to 26.8%.

Selling, General and Administrative Expenses ("SG&A")     SG&A decreased
$0.1 million, or 3.3% from $4.0 million to $3.9 million and was 15.6% of sales for the three months ended June 30, 1999 compared to 16.4% for the three months ended June 30, 1998.

Restructuring and Asset Impairment Charge       See discussion above.

Operating Income (Loss)    Operating income (loss) increased $2.4 million
primarily as a result of a decrease in SG&A of $0.1 million, a decrease in amortization expense of $0.2 million as a result of the full amortization of non-compete agreement, the lack of a restructuring charge of $2.0 million, and a increase in gross profit of $0.1 million discussed above.

Interest Expense    Interest expense increased by $0.5 million as a result of
additional borrowings outstanding under the Revolving Credit Facility at June 30, 1999 compared to June 30, 1998.

Income Tax Provision (Benefit)    The income tax benefit was $0.3 million in the
three months ended June 30, 1999 compared to a benefit of $1.5 million in the three months ended June 30, 1998. The decrease in the income tax benefit is a result of the Company fully offsetting its deferred liabilities with its deferred tax assets in April 1999; therefore, no income tax benefit was recognized subsequent to April 1999.

Net Income (Loss)    The net loss available to common stockholders was $2.4
million in the three months ended June 30, 1999 compared $2.9 million in the three months ended June 30, 1998 attributable to the factors discussed above.

Liquidity and Capital Resources

     The Company has outstanding $100 million of 11.25% Senior Subordinated Notes due 2007 (the "Notes") and a senior secured credit facility (the "Credit Facility"), consisting of a $28.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Credit Facility").

     Historically, the Company derived its cash from funds generated by operations and from third-party financings. As of June 30, 1999 and December 31, 1998, $17.6 million and $12.9 million of borrowings were outstanding under the Revolving Credit Facility. The Company had $0.6 million of availability under the Revolving Credit Facility at June 30, 1999. As of June 30, 1999 and December 31, 1998, $25.5 million and $27.0 million was outstanding on the Term Loan. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures.

     Based on the Company's most recent projections, current borrowing availability under the Revolving Credit Facility, and projected operating cash flows, the Company does not expect that it will have sufficient operating cash flow over the next year to meet its liquidity requirements discussed above, particularly to pay the scheduled interest payments, due November 30, 1999, on its Notes. The Company received a waiver for the financial covenant related to the ratio of funded indebtedness to consolidated EBITDA as of June 30, 1999. The Company expects to be out of compliance with this covenant for the remainder of 1999 and has therefore classified both the Term Loan and the Revolving Credit Facility outstanding under the Credit Facility as current. The Company will continue to request waivers if it continues to be out of compliance. The Company believes that future waivers will be granted if the Company is out of compliance. However, no assurances can be made that future waivers will be granted.

     The Credit Facility contains other restrictive financial covenants that must also be met on a quarterly basis, and there can be no assurances that the Company will be able to remain in compliance with these covenants in subsequent periods, or that additional waivers will be made available if the Company fails to comply. In the event the Company requires additional capital in subsequent periods, there can be no assurances that such capital will be available on terms acceptable to the Company. The Company is currently evaluating its alternatives with respect to obtaining additional capital. In addition, the Company may engage in discussions with holders of the Notes regarding alternatives for restructuring the Company's obligation, yet there can be no assurances that the Company will be successful in either of these options.

EBITDA

     EBITDA is defined for the purpose of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, restructuring and asset impairment charge, and management fees.

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

     EBITDA decreased $0.7 million, or 6.2%, from $10.8 million to $10.1 million primarily as a result of a decrease in gross profit, resulting from decreased sales volume for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

     EBITDA was consistent at $5.4 million for each of the three months ended June 30, 1999 and 1998.

Cash Flows

     Net cash used in the Company's operating activities was $0.6 million for the first six months of 1999 compared to a use of cash of $4.6 million for the first six months of 1998. Principal working capital changes included increases of $3.6 million and $0.3 million in accounts receivable and inventories, respectively, and a net increase of accounts payable and accrued liabilities of $1.0 million. The Company's cash used in investing activities during the first six months of 1999 was $2.4 million for capital expenditures. Net cash provided by financing activities was $3.4 million, of which $4.7 million represents borrowings under the Revolving Credit Facility.

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

     The Company's foreign subsidiaries are in the process of either implementing new computer systems or upgrading existing systems. The Company's Canadian subsidiary is currently implementing the BPCS software package, which is expected to be operational by September 30, 1999. The BPCS software package is Y2K compliant, and will control all of this subsidiary's main computer systems, including the shipping/distribution, accounting and customer service/order entry systems. The Company's Mexican subsidiary is nearing completion of installing new non-BPCS computer systems, which is expected to be completed by September 30, 1999. These new systems will be Y2K compliant, and will control all of this subsidiaries computer systems, including the shipping/distribution, accounting and customer service/order entry systems. The Company's European subsidiaries (located near Brussels, Paris, London and Wuppertal, Germany are updating their respective computer systems with software "patches" (software code added to the existing code) that will upgrade the software systems to Y2K compliance. This upgrade, which will cover all their computer systems, is expected to be completed by September 30, 1999. In addition, simultaneous with the software patches, the European subsidiaries are in the process of implementing a more permanent Y2K solution by installing the Baan ERP computer system, which will replace all of their existing systems. Portions of the Baan system, which is Y2K compliant, will be on-line by December 31, 1999, with the balance of the system to be on-line in 2000. The Brussels and Paris facilities utilize computer systems for shipping/distribution, accounting and customer service/order entry processes, while the London and German locations only employ customer service/order entry systems.

     The Company is in the process of inquiring of its suppliers, vendors and significant customers to determine whether their computer systems and operations that impact the Company are Y2K compliant. The Company has sent Y2K compliance surveys to approximately 350 such third parties, and have received responses from approximately 50%. The Company is currently reviewing the responses, which generally fall into two categories: current full Y2K compliance (approximately 57% of responses) and expected compliance prior to year end (approximately 43% of responses). The Company is following up with survey responses that indicate less than full Y2K compliance to determine the nature of their progress and expected compliance date. However, the Company is not following up with third parties that the Company deems insignificant and thus their Y2K failure would not have a material impact on the Company's business, operations or financial condition. The Company has not identified specific secondary suppliers or vendors in the event any experience Y2K-related business interruptions, though the Company intends to identify such sources for significant suppliers and vendors prior to year end. However, in such event, the Company believes it can locate and make such alternative arrangements, although the Company may be required to pay more for such materials and services due to the loss of quantity discounts or other favorable arrangements with our current relationships. Nevertheless, Y2K-related failures by the Company's suppliers and vendors remain a possibility and could have an adverse impact on the Company's business, results of operations or financial condition.

     The Company has not formally determined a most reasonably likely worst case scenario regarding the impact of Y2K problems on our business. However, the Company believes most likely and significant Y2K-related risks faced by the Company are business interruptions by our customers. Such interruptions could include manufacturing or assembly plant shutdowns and the related reduction or elimination of demand for our products by such customers until their Y2K problem is remedied. In the survey process, the Company is attempting to identify and assess any such risks and follow up with any significant customers that indicate less than full Y2K compliance. To date, 100% of the responding significant customers have indicated full Y2K compliance.

     Based on the Company's assessment and remediation efforts to date, it does not believe that any problems resulting from the Y2K issue will have a material adverse effect on its financial condition or results of operations.

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


                                        SCOVILL HOLDINGS INC.
                                        SCOVILL FASTENERS INC.




DATE:  AUGUST 13, 1999                  /s/ DAVID J. BARRETT
                                        ------------------------------------
                                            David J. Barrett,
                                        Chief Executive Officer and Director



DATE:  AUGUST 13, 1999                  /s/ MARTIN A. MOORE
                                        ------------------------------------
                                            Martin A. Moore
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer