Form 10-Q
period 1999-09-30
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 1999-12-01
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                   FORM 10-Q
                                 _____________

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Number of shares of Common Stock outstanding as of October 15, 1999 was 4,655,500.

                            SCOVILL FASTENERS INC.
                             SCOVILL HOLDINGS INC.


                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1999

                               TABLE OF CONTENTS

                                                  PART I  - FINANCIAL INFORMATION                            Page No.
                                                                                                            ---------
Item 1.  Financial Statements -
         Consolidated Balance Sheets  at September 30, 1999 and December 31, 1998...........................        3
         Consolidated Statements of Operations for the three and nine month periods ended
                  September 30, 1999 and 1998...............................................................        4
         Consolidated Statements of Cash Flows for the nine months ended September 30,
                  1999 and 1998.............................................................................        5
         Notes to Consolidated Financial Statements.........................................................        6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations......................................................................................        7

                                                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................       14
Item 2.  Changes in Securities and Use of Proceeds..........................................................       14
Item 3.  Defaults Upon Senior Securities....................................................................       14
Item 4.  Submission of Matters to a Vote of Security  Holders...............................................       14
Item 5.  Other Information..................................................................................       14
Item 6.  Exhibits and Reports on Form 8-K
         SIGNATURES.........................................................................................       15

                            Scovill Fasteners Inc.
                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                       September 30,      December 31,
                                                                                           1999              1998
                                                                                        (Unaudited)
                                                                                       --------------------------------
                                        ASSETS
Current Assets
  Cash and cash equivalents.........................................................   $        2,228     $         293
  Accounts receivable, net of allowances of $1,246 and $1,132, respectively.........           14,565            12,319
  Inventories.......................................................................           23,514            24,573
  Other.............................................................................              462               572
                                                                                       --------------     -------------
     Total Current Assets...........................................................           40,769            37,757
                                                                                       --------------     -------------
Property, Plant and Equipment, Net..................................................           65,952            69,421
Intangible Assets...................................................................          106,724           110,089
                                                                                       --------------     -------------

                                                                                       $      213,445     $     217,267
                                                                                       ==============     =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt..............................................   $          366     $       3,530
  Accounts payable..................................................................            9,230             8,379
  Accrued liabilities...............................................................            5,499             6,202
  Accrued interest..................................................................            3,815               957
                                                                                       --------------     -------------
     Total Current Liabilities......................................................           18,910            19,068
                                                                                       --------------     -------------
Long-Term Liabilities
  Revolving line of credit..........................................................           18,100            12,900
  Long-term debt....................................................................          126,635           124,893
  Employee benefits.................................................................           22,899            24,032
  Deferred income taxes.............................................................               --               319
  Other.............................................................................            2,945             3,520
                                                                                       --------------     -------------
     Total Long-Term Liabilities....................................................          170,579           165,664
                                                                                       --------------     -------------
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
       200,000 shares authorized, none issued and outstanding at September 30,
       1999 and  December 31, 1998 (liquidation preference of $100 per share).......               --                --
                                                                                       --------------     -------------
Stockholders' Equity
 Series B Preferred Stock, $.0001 par value, 16,200,000 shares authorized,
       4,655,500 shares issued and outstanding at September 30, 1999 and December
       31, 1998.....................................................................               --                --
 Common stock, $.0001 par value, 6,000,000 shares authorized,
       4,655,500 shares issued and outstanding at September 30, 1999 and  December
       31, 1998.....................................................................               --                --

 Additional paid-in capital--preferred..............................................           49,942            49,942
 Additional paid-in capital--common.................................................              503               503
 Predecessor basis adjustment.......................................................           (7,831)           (7,831)
 Retained earnings (deficit)........................................................          (19,113)          (10,548)
 Accumulated other comprehensive income.............................................              455               469
                                                                                       --------------     -------------
     Total Stockholders' Equity.....................................................           23,956            32,535
                                                                                       --------------     -------------
                                                                                       $      213,445     $     217,267
                                                                                       ==============     =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                            Scovill Fasteners Inc.
                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                                (in thousands)
                                  (Unaudited)


                                              Nine Months Ended September 30,    Three Months Ended September 30,
                                                   1999             1998              1999              1998
                                             -------------------------------------------------------------------

  Net sales................................  $        69,010   $       70,939   $        21,827   $        21,945
  Cost of sales............................           51,746           52,628            16,981            16,635
                                             ---------------   --------------   ---------------   ---------------
   Gross profit............................           17,264           18,311             4,846             5,310
  Selling, general and administrative
      expenses.............................           11,564           11,735             3,918             3,650
  Restructuring and asset impairment
      charge...............................               --            2,968                --             1,000
  Amortization expense.....................            2,505            2,924               826               972
                                             ---------------   --------------   ---------------   ---------------
  Operating income (loss)..................            3,195              684               102              (312)
  Other expense............................              352               62               248                10
  Interest expense.........................           12,460           11,470             4,216             3,973
                                             ---------------   --------------   ---------------   ---------------
  Income (loss) before income
      tax provision (benefit)..............           (9,617)         (10,848)           (4,362)           (4,295)
  Income tax provision
   (benefit)...............................           (1,052)          (3,607)              110            (1,432)
                                             ---------------   --------------   ---------------   ---------------
  Net income (loss)........................  $        (8,565)  $       (7,241)  $        (4,472)  $        (2,863)
                                             ---------------   --------------   ---------------   ---------------
  Dividends on redeemable
    preferred stock........................               --              230                --                --
                                             ---------------   --------------   ---------------   ---------------
  Net income (loss) available
    to common stockholders.................  $        (8,565)  $       (7,471)  $        (4,472)  $        (2,863)
                                             ===============   ==============   ===============   ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                            Scovill Fasteners Inc.
                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                Nine Months ended September 30,
                                                                                 1999                      1998
                                                                             -------------------------------------
Cash Flows from Operating Activities:
Net income (loss) available to common stockholders.......................    $    (8,565)              $    (7,471)
Adjustments to reconcile net income (loss)
 available to common stockholders to net
 cash provided by (used in) operating activities:
    Depreciation.........................................................          7,551                     8,279
    Amortization.........................................................          3,261                     3,497
    Deferred income taxes................................................         (1,300)                   (1,918)
    Asset impairment charge..............................................             --                       940
    Non-operating preferred.stock dividends..............................             --                       345
    Changes in operating assets and liabilities:
     Accounts receivable, net............................................         (2,246)                   (4,094)
     Inventories.........................................................          1,059                      (928)
     Other current assets................................................            110                       250
     Accounts payable....................................................            851                    (4,112)
     Accrued liabilities.................................................          2,154                       812
     Other assets and liabilities........................................           (818)                   (1,370)
                                                                             -----------               -----------

Net cash  provided by (used  in) operating activities....................          2,057                    (5,770)
                                                                             -----------               -----------
Cash Flows from Investing Activities:
Additions to property, plant and equipment...............................         (3,900)                   (6,044)
                                                                             -----------               -----------
Net cash used in investing activities....................................         (3,900)                   (6,044)
                                                                             -----------               -----------
Cash Flows from Financing Activities:
Net borrowings on line of credit.........................................          5,200                     9,950

Repayments of long-term debt.............................................         (1,422)                     (410)
Redemption of preferred stock and payments of  dividends.................             --                   (10,345)
Issuance of common and preferred stock...................................             --                    10,345
                                                                             -----------               -----------
Net cash provided by financing activities................................          3,778                     9,540
                                                                             -----------               -----------
Net Increase (Decrease) in Cash..........................................          1,935                    (2,274)

Cash at Beginning of Period..............................................            293                     2,821
                                                                             -----------               -----------
Cash at End of Period....................................................    $     2,228               $       547
                                                                             ===========               ===========
Supplemental Disclosure of Cash Flow Information
     Interest paid.......................................................    $     8,738               $     8,051
                                                                             ===========               ===========
     Income taxes paid...................................................    $       268               $        70
                                                                             ===========               ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                            SCOVILL FASTENERS INC.
                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (All amounts expressed in thousands, or as otherwise noted)


Note 1.    Basis of Presentation and Business

     The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries, including Scovill Fasteners Inc. ("Fasteners"), (together with Holdings, the "Company") as of September 30, 1999 and December 31, 1998 and for the three and nine month periods ended September 30, 1999 and 1998.

     The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments which are in the opinion of the Company necessary for a fair statement of the results of the interim periods. The operating results for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998.


Note 2.    New Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, will be effective for the Company's fiscal year 2001. Management believes that this Statement will not have a significant impact on the Company's financial condition or results of operations.


Note 3.    Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in the first quarter of fiscal 1998. SFAS 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 includes only foreign currency translation. The calculation of comprehensive income is as follows:

                                                       September 30, 1999       September 30, 1998
                                                    -------------------------------------------------
Net Income (Loss)                                             $(8,565)                    $(7,471)
Foreign Currency Translation Adjustments                          (14)                        316
                                                              -------                     -------
Comprehensive Income (Loss)                                   $(8,579)                    $(7,155)
                                                              =======                     =======

Note 4.    Inventories

     Inventories consisted of the following at:

                                                September 30, 1999                   December 31, 1998
                                          -----------------------------------------------------------------
Raw materials                             $         1,358                            $         1,901
Work in process                                     5,209                                      4,797
Attaching machines spare parts                      7,793                                      8,219
Finished goods                                      9,154                                      9,656
                                          -----------------------------------------------------------------
                                          $        23,514                            $        24,573
                                          =================================================================


Note 5.    Credit Facility

     During November 1999, the Company entered into an amendment to the Credit Facility (the "Facility Amendment") which adjusted the Credit Facility's financial covenants and provided an additional term loan of $10 million (the "Tranche Loan B"). The Facility Amendment adjusted the Credit Facility's fixed charge coverage ratio, funded indebtedness to EBITDA ratio and adjusted the amortization schedule of both the Term Loan and the Revolving Credit Facility. The new $10 million Tranche Loan B was funded through lenders including owners of the Company. The new Tranche Loan B bears interest at the rate specified in the Credit Facility plus an additional margin of 0.25% for a certain period, will mature in November 2004, and is subject to the requirements and conditions set forth in the Facility Amendment and Credit Facility. The Tranche Loan B does not require cash interest or principal payments until final maturity. The Company will use the proceeds from the new Tranche Loan B to fund an interest payment on its Notes and for other working capital purposes, and after taking the Facility Amendment into account, the Company is in full compliance with the financial and other covenants in the Credit Facility as of September 30, 1999.


Note 6.    Restructuring and Asset Impairment Charge

     In June 1998, the Company announced a corporate restructuring plan. The plan, which was completed in the second quarter of 1998, included outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. As a result, in June 1998, the Company recorded a restructuring charge of approximately $1.0 million related to severance payments to be paid to approximately 30 terminated employees and a $1.0 million asset impairment charge related to plastics component part production fixed assets to be disposed of under the plan. In July 1998, under the restructuring plan discussed above, an additional severance benefit was paid under the terms of an employment agreement.


Note 7.    Selling, General and Administrative Expenses

     Selling, General and Administrative expenses for the three and nine months ended September 30, 1999 includes $638 of non-recurring expenses related to the implementation of certain components of a profit improvement plan. The Company has implemented certain components, and is in the process of implementing additional components of a profit improvement plan which includes cost reductions in manufacturing, selling and administrative functions. The plan is expected to result in increased operating cash flow and operating profit. The plan will be fully implemented in the near future.

Note 8.    Business Segments

     The Company's businesses are organized and internally reported as three segments: Apparel, Industrial, and European operations. The European operations include some of the same products as both apparel and industrial. However, the European operations are managed separately and thus reported as a separate segment. Sales are reported and classified based on the customers' location.


Business Segment           Nine Months                                             European            Total
 Information            ended September 30,      Apparel      Industrial (1)      Operations (2)      Company
-----------------------------------------------------------------------------------------------------------------------
Net Sales                    1999                $ 40,197     $ 21,014            $ 7,799             $ 69,010
                             1998                  40,917       21,840              8,182               70,939

Operating Income (3)         1999                $ 10,467     $  3,445            $   427             $ 14,339
                             1998                  10,635        4,059                611               15,305


  (1)     Includes all Canadian operations.
  (2)     Represents Scovill-Europe operations.
  (3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization and unallocated corporate charges.

The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                     Nine Months Ended September 30,
                                                        1999            1998
     -------------------------------------------------------------------------------------
     Operating income from reportable segments       $14,339            $15,305
     Less:
          Depreciation                                 7,551              8,279
          Amortization                                 2,505              2,924
          Restructuring charge                            --              2,968
          Non-recurring charges in SG&A                  638                 --
          Unallocated corporate charges                  450                450
                                                 -----------------------------------------
          Total operating income                     $ 3,195            $   684
                                                 =========================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following ''Safe Harbor Statement'' is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the leveraged nature of the Company, its debt service requirements and the restrictions on the Company under the terms of the Credit Facility, as amended, the Indenture, and the other agreements governing the Company's indebtedness; the risks and uncertainties inherent in doing business abroad, the volatility of the price of raw materials; increasing domestic and foreign competition; increasingly complex and stringent environmental laws and regulations; delays or difficulties associated with systems conversion and Year 2000 compliance; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with other cautionary statements in the Company's publicly-filed reports and its final Form S-1 Registration Statement, dated December 24, 1997 (Commission File No. 333-43195).

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

Net Sales   Net sales decreased $1.9 million, or 2.7%, from $70.9 million to
$69.0 million. Such decrease is partly attributable to lower Industrial group revenues, which declined $0.8 million, or 3.8%, from $21.8 million to $21.0 million. In addition, Apparel group revenues decreased $0.7 million, or 1.8%, from $40.9 million to $40.2 million. The Company's European revenues decreased $0.4 million, or 4.7%, from $8.2 million to $7.8 million.

Gross Profit   Gross profit decreased $1.0 million, or 5.7%, from $18.3 million to $17.3 million, which is primarily attributable to the decline in sales discussed above. The gross margin decreased from 25.8 % to 25.0% primarily due to unfavorable sales mix.

Selling, General and Administrative Expenses ("SG&A")    SG&A decreased $0.2
million, or 1.5%, from $11.7 million to $11.5 million and was 16.8% and 16.6% of sales for each of the nine months ended September 30, 1999 and 1998, respectively. SG&A for the nine months ended September 30, 1999 includes $638 of non-recurring expenses related to the implementation of a profit improvement plan. The decrease in SG&A is a result of the restructuring plan which the Company initiated in June 1998, in which it reduced its headcount by approximately 30 people. The Company has recently implemented a profit improvement plan which includes cost reductions in SG&A. The plan is expected to result in increased operating cash flow and operating profit.

Restructuring and Asset Impairment Charge   In June 1998, the Company
announced a corporate restructuring plan and recorded a restructuring charge of $3.0 million ($2.0 million and $1.0 million recorded in the second and third quarters of 1998, respectively). The plan included outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities.

Operating Income   Operating income increased $2.5 million as a result of the lack of a restructuring and asset impairment charge, which was recorded in 1998, of $3.0 million, a decrease in SG&A of $0.2 million in addition to a decrease in amortization expense as a result of the full amortization of a non-compete agreement, offset by a decrease in gross profit of $1.0 million.

Interest Expense   Interest expense increased by $1.0 million as a result of
additional borrowings outstanding under the Revolving Credit Facility at September 30, 1999, compared to September 30, 1998.

Income Tax Provision (Benefit)   The income tax benefit was $1.1 million in the
nine months ended September 30, 1999 compared to $3.6 million in the nine months ended September 30, 1998. The decrease in the income tax benefit is a result of the Company fully offsetting its deferred tax liabilities with its deferred tax assets in April 1999; therefore, no income tax benefit was recognized subsequent to April 1999.

Net Income (Loss)   The net loss available to common stockholders was $8.6
million in the nine months ended September 30, 1999 compared to $7.5 million in the nine months ended September 30, 1998 attributable to the factors discussed above.

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

Net Sales   Net sales decreased $0.1 million, or 0.5%, from $21.9 million to
$21.8 million. Sales in each of the Apparel and Industrial groups decreased by $0.1 million, while the Company's European revenues increased by $0.1 million.

Gross Profit   Gross profit decreased $0.5 million, or 8.7% from $5.3 million to
$4.8 million, which is primarily a result of a decline in gross margin. The gross margin decreased from 24.2% to 22.2% primarily as a result of unfavorable sales mix and volume variances.

Selling, General and Administrative Expenses ("SG&A")    SG&A increased $0.2
million, or 7.3%, from $3.7 million to $3.9 million for the three months ended September 30, 1999 and 1998, respectively and equaled approximately 18.0% and 16.6% of sales for the three months ended September 30, 1999 and 1998, respectively. SG&A for the three months ended September 30, 1999 includes $638 of non-recurring expenses related to the implementation of a profit improvement plan.

Restructuring and Asset Impairment Charge   See discussion above.

Operating Income (Loss) Operating income increased $0.4 million as a result of the lack of a restructuring charge, which was recorded in 1998, of $1.0 million, in addition to a decrease in amortization expense, offset by a decrease in gross profit of $0.5 million and an increase in SG&A of $0.2 million.

Interest Expense   Interest expense increased by $0.2 million as a result of
additional borrowings outstanding under the Revolving Credit Facility at September 30, 1999 compared to September 30, 1998.

Income Tax Provision (Benefit)   The income tax expense was $0.1 million in the
three months ended September 30, 1999 compared to an income tax benefit of $1.4 million in the three months ended September 30, 1998. The decrease in the income tax benefit is a result of the Company fully offsetting its deferred tax liabilities with its deferred tax assets in April 1999; therefore, no income tax benefit was recognized subsequent to April 1999.

Net Income (Loss)   The net loss was $4.5 million in the three months ended
September 30, 1999 compared to $2.9 million in the three months ended September 30, 1998 attributable to the factors discussed above.

Liquidity and Capital Resources

     The Company has outstanding $100 million of 11.25% Senior Notes due 2007 (the "Notes") and a senior secured bank credit facility with Credit Agricole Indosuez as administrative agent (the "Credit Facility"), consisting of a $28.0 million term loan (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Credit Facility").

     Historically, the Company derived its cash from funds generated by operations and from third-party financings. As of September 30, 1999 and December 31, 1998, $18.1 million and $12.9 million of borrowings were outstanding under the Revolving Credit Facility, with limited additional availability at September 30, 1999. As of September 30, 1999 and December 31, 1998, $25.5 million and $27.0 million was outstanding on the Term Loan, respectively.

     The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on the Notes, the Term Loan and the Revolving Credit Facility, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Term Loan B (as defined below) and the revised debt service requirements provided by the Facility Amendment (as defined below) will be sufficient to meet its operating expenses, debt service, and capital requirements over the next twelve months and for the near term thereafter.

     The Company has implemented certain components, and is in the process of implementing additional components, of a profit improvement plan which includes cost reductions in manufacturing, selling and administrative functions. The plan is expected to result in increased operating cash flow and operating profit. The plan will be fully implemented in the near future.

     In conjunction with this plan, in November 1999 the Company entered into an amendment to the Credit Facility (the "Facility Amendment") which adjusted the Credit Facility's financial covenants and provided an additional term loan of $10 million (the "Tranche Loan B"). The Facility Amendment adjusted the Credit Facility's fixed charge coverage ratio, funded indebtedness to EBITDA ratio and adjusted the amortization schedule of both the Term Loan and the Revolving Credit Facility. The new $10 million Tranche Loan B was funded through lenders including owners of the Company. The new Tranche Loan B bears interest at the rate specified in the Credit Facility plus an additional margin of .25% for a certain period, will mature in November 2004, and is subject to the requirements and conditions set forth in the Facility Amendment and Credit Facility. The Tranche Loan B does not require cash interest or principal payments until final maturity. The Company will use the proceeds from the new Tranche Loan B to fund an interest payment on its Notes and for other working capital purposes, and after taking the Facility Amendment into account, the Company is in full compliance with the financial and other covenants in the Credit Facility as of September 30, 1999.


EBITDA

     EBITDA is defined for the purpose of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, restructuring and asset impairment charge, non-recurring charges and management fees.

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

     EBITDA decreased $1.0 million, or 6.3%, from $15.3 million to $14.3 million primarily as a result of a decrease in gross profit, resulting from decreased sales volume, offset by a decrease in SG&A for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     EBITDA decreased $0.3 million, or 6.7%, from $4.5 million to $4.2 million primarily as a result of a decrease in gross profit, for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

Cash Flows

     Net cash provided by the Company's operating activities was $2.1 million for the first nine months of 1999 compared to a use of cash of $5.8 million for the first nine months of 1999. Principal working capital changes included an increase of $2.2 million in accounts receivable and a decrease of $1.1 million in inventories, and a net increase of accounts payable and accrued liabilities of $3.0 million. The Company's cash used in investing activities during the first nine months of 1999 was $3.9 million for capital expenditures. Net cash provided by financing activities was $3.8 million, of which $5.2 million represents borrowings under the Revolving Credit Facility.

     The Indenture and the Credit Facility place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates (the "Y2K issue"). As a result computer systems and/or software used by many companies may need to be upgraded to comply with such ''Year 2000'' requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

     The Company's foreign subsidiaries are in the process of either implementing new computer systems or upgrading existing systems. The Company's Canadian subsidiary implemented the BPCS software package, effective September 27, 1999. The BPCS software package is Y2K compliant, and will control all of this subsidiary's main computer systems, including the shipping/distribution, accounting and customer service/order entry systems. The Company's Mexican subsidiary is nearing completion of installing new non-BPCS computer systems, which are expected to be completed by November 30, 1999. These new systems will be Y2K compliant, and will control all of this subsidiaries computer systems, including the shipping/distribution, accounting and customer service/order entry systems. The Company's European subsidiaries (located near Brussels, Paris and Wuppertal, Germany) updated their respective computer systems with software "patches" (software code added to the existing code) that upgraded the software systems to Y2K compliance. This upgrade, which covers all their computer systems, was applied in October 1999. In addition, simultaneous with the software patches, the European subsidiaries are in the process of implementing a more permanent Y2K solution by installing the Baan ERP computer system, which will replace all of their existing systems. Portions of the Baan system, which is Y2K compliant, will be on-line by December 31, 1999, with the balance of the system to be on-line in 2000. The Brussels and Paris facilities utilize computer systems for shipping/distribution, accounting and customer service/order entry processes, while the German location only employs customer service/order entry systems.

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

                Not Applicable

Item 5.      Other Information

                Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibit 4.01 - Amendment No. 6 to the Credit Agreement

              (b)  Exhibit 27.1 - Scovill Fasteners Inc. Financial Data Schedule

              (c)  Exhibit 27.2 - Scoville Holdings Inc. Financial Data Schedule

              (d)  Reports on Form 8-K

                   The Company filed a current report on Form 8-K on September 23, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Scovill Fasteners Inc.
                                        Scovill Holdings Inc.



Date: December 1, 1999                  /s/ John H. Champagne
                                        ---------------------
                                            John H. Champagne
                                        President



Date: December 1, 1999                 /s/ Martin A. Moore
                                       -------------------
                                           Martin A. Moore
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Principal Accounting Officer