Form 10-Q/A
period 1999-09-30
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 1999-12-16
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                  FORM 10-Q/A
                                 _____________

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

              (a)  Exhibit 4.02 - Amended and Restated Credit Agreement

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


                                        Scovill Fasteners Inc.
                                        Scovill Holdings Inc.



Date: December 16, 1999                 /s/ John H. Champagne
                                        ---------------------
                                            John H. Champagne
                                        President



Date: December 16, 1999                /s/ Martin A. Moore
                                       -------------------
                                           Martin A. Moore
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Principal Accounting Officer