Form 10-K405
period 1999-12-31
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 2000-03-30
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-K
                                 _____________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Number of shares of Common Stock outstanding as of March 15, 2000 was 9,311,000.

                             SCOVILL HOLDINGS INC.
                             SCOVILL FASTENERS INC.

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                             PART I                                                  Page No.
                                                                                                     --------
Item 1.  Business  ...................................................................................   3
Item 2.  Properties  .................................................................................   9
Item 3.  Legal Proceedings  ..........................................................................  10
Item 4.  Submission of Matters to a Vote of Security-Holders  ........................................  10

                                            PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  ......................  11
Item 6.  Selected Financial Data  ....................................................................  11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations  ...............................................................................  12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk  .................................  19
Item 8.  Financial Statements and Supplementary Data  ................................................  20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure  ...............................................................................  20

                                            PART III

Item 10. Directors and Executive Officers of the Registrant  .........................................  20
Item 11. Executive Compensation  .....................................................................  22
Item 12. Security Ownership of Certain Beneficial Owners and Management  .............................  23
Item 13. Certain Relationships and Related Transactions  .............................................  25

                                            PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K  .....................................  26
         INDEX OF FINANCIAL STATEMENTS  .............................................................. F-1
SIGNATURES

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

  Certain terms used herein are defined in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 1.   Business

Business Overview

  Scovill Fasteners ("Fasteners"), whose business has been in continuous operation since 1802, is a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. The Scovill name is the oldest and one of the most well known brands in the fasteners industry. In the year ended December 31, 1999, the Company sold more than 11 billion fastener units worldwide. The Company has achieved and maintained its reputation by offering its customers an integrated system of high quality fasteners, proprietary attaching machines, technical service, on-site maintenance and customized applications and design services tailored to individual customer needs.

  The Company has two main product segments: the Apparel Group and the Industrial Group. The Apparel Group, through its Gripper and DuraMark brands, produces snaps, tack buttons, rivets, burrs and other snap fastener products used in numerous apparel applications.

  The Industrial Group, primarily through its DOT and PCI brands, produces specialty industrial fasteners including large snaps, windshield clips, turn buttons, eyelets, grommets, screw studs, gypsy studs and other specialty fasteners. These products are used in a broad range of industries, including marine textile, automotive, aerospace, military, medical/surgical products, luggage, leather goods, electronic equipment, sporting and recreational goods and consumer batteries.

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

  The following table sets forth, for the periods specified, the net sales and the percentage of total net sales contributed by each product category for the year ended December 31 (dollars in thousands):

                                         1995          1996          1997          1998          1999
                                     ------------  ------------  ------------  ------------  ------------
Total Net Sales  .....................   $66,388       $91,632       $95,861       $92,476       $89,190
Apparel Group
    Net sales  .......................   $46,309       $48,258       $53,262       $53,444       $52,330
    % of total net sales  ............      69.8%         52.6%         55.5%         57.8%         58.7%
Industrial Group(1)
    Net Sales  .......................   $14,924       $19,747       $31,698       $28,161       $27,157
    % of total net sales  ............      22.4%         21.6%         33.1%         30.4%         30.4%
Other(2)
    Net sales  .......................   $ 5,155       $23,627       $10,901       $10,871       $ 9,703
    % of total net sales  ............       7.8%         25.8%         11.4%         11.8%         10.9%

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

  The Company seeks to increase revenues from China and other countries in Asia. Management believes this expansion will allow the Company to maintain its customer base at U.S. manufacturers who strive to reduce costs, seek sources for their products outside the United States and enhance their ability to compete with local manufacturers and distributors.

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

  Attaching Machine Leases.   The Company leases to its customers, pursuant to
short-term lease agreements, approximately 8,000 attaching machines, which are used at customer locations to attach its products. The reliability and efficiency of the Company's attaching machinery, which include patented components, have proven to be key factors in maintaining a stable base of apparel fastener sales. In connection with the Company's global expansion strategy, it may, in certain cases, sell its attaching machines rather than lease them.

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


Manufacturing Operations

  In the third and fourth quarters of 1999, the Company began implementing a profit improvement plan (the "Plan"). The Plan included cost reductions in manufacturing. The Plan is expected to result in increased operating cash flow and operating profit and is expected to be fully implemented by the second quarter of 2000.

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

  The Company has secured a substantial portion of its copper needs with primary vendors through June 2000. Due to the favorable pricing available, the Company secured pricing in lieu of hedging for 2000. To the extent that the price for the Company's remaining needs increases before prices are set, there can be no assurance that the Company will be able to set the price low enough to enable the Company to achieve adequate margins on finished products, although it has in the past been able to pass a portion of any price increase in materials to its customers.

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


Marketing and Sales

  The Company's sales and marketing organization consists of four functional areas: sales, customer service, field service and product support. These four areas work in close cooperation with one another in an effort to maximize the Company's sales revenue and to offer superior customer service. The general marketing strategy of the Company is to differentiate itself from other fastener manufacturers by offering a full range of premium branded products and services. Components of this strategy include offering attaching machine service, engineering and sales support through the maintenance of a network of service personnel, a direct field sales organization, applications engineering, and product design and development.

  Sales.   The sales organization is divided by domestic U.S. regions.
Products in Europe are sold through a combination of direct sales in Belgium, France, and the United Kingdom as well as through distributors in fifteen

European countries. The Company has an agreement with an Asian distributor, which provides the Company with expanded distribution capability (including stocking of products) in Southeast Asia.

  Marketing.   The Company services lower volume customers through a
telemarketing group included in customer service in Clarkesville, Georgia, which enables the Company to reach a large number of diversified customers throughout
the United States in a cost-effective manner.   In March 2000, the Company will
begin accepting orders electronically on its website.

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

  Customer Service.   The Company provides customers with a "total system"
approach, which includes the fasteners, attaching equipment and dedicated field service. The Company believes that its sales depend on in-depth knowledge of customer manufacturing procedures, responsiveness to product design changes, consistent product quality, timely delivery, and efficient and reliable attaching machinery. Typically, the buying decision requires a consensus among the customer's plant managers, plant engineers and merchandising and purchasing personnel. The Company's sales force has been able to develop and maintain long-term customer relationships. The Company's primary customer service center is located in Clarkesville, Georgia and is dedicated to handling customer orders. The center is staffed by service representatives who work with the Company's sales personnel and customer purchasing representatives to process orders and ensure that all specifications are met. The customer service center also handles inquiries regarding order changes, delivery and billing. The Company has a sales center and distribution warehouse at its facility in Torreon, Mexico. This center is staffed by bi-lingual customer service representatives.

  Field Service.   The Company provides product support through a dedicated
field service organization.   The Company has field service personnel in North
America who regularly visit customer locations and maintain attaching machines at customer locations throughout the United States, Mexico, Latin America and Canada. Through its service representatives, the Company is able to minimize the downtime of its attaching machinery and increase machine efficiency.

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

  Backlog.   At December 31, 1999 and 1998, the Company had an order backlog of approximately $6.2 million and $7.3 million respectively. Management does not believe that a material amount of orders constituting such backlog at December 31, 1999 will remain unfilled by the end of May 2000.

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

  In 1999, no single customer accounted for more than 8% of the Company's total net sales, and the Company's 10 largest customers accounted for approximately 33% of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one customer segment and to fashion trends. The Company plans to expand its customer base by introducing new products and developing applications for existing products. The loss of any single customer would not have a material adverse effect on the Company.

  Competition.   The Company operates in a highly competitive environment. Some of the Company's competitors have greater financial resources than the Company. As a result of its presence in both the apparel and industrial markets and the diversity of its products, the Company believes that no single competitor competes with the Company across the entire range of the Company's product lines.

  Although the primary competitive factors for the Company's products vary somewhat across different product categories, the principal factors influencing competition are breadth of product line, cost of raw materials, cost of attaching machinery, price, quality and customer service. Brand recognition is also a differentiating factor in the Apparel Group, which includes the Gripper product line, and in the Industrial Group, which includes the DOT product line. The Company believes that it has remained competitive by developing strong customer relationships based on its ability to supply quality products.

  Other factors affecting the Company's ability to compete domestically and internationally include the ability of domestic and foreign manufacturers of fasteners and other stamped metal products to move capacity quickly into production in the industry segments in which the Company sells its products. As a result, the Company faces price competition from a number of sources.

  Trademarks and Patents.   The Company currently uses numerous trademarks and
trade names in its business, including Color Snap(R), Common Sense(TM), DOT(R), DuraMark(R), Gemini(TM), Gripper(R), Klikit(R), Maxi-Snap(TM), Mighty-Snap(TM), PCI(TM), Pull-the-DOT(R), Tag Loc(TM) and Whipper Snap(R). In addition, the Company owns 16 patents relating to its fasteners and attaching machinery and it has one patent pending.

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

Employees

  As of December 31, 1999, the Company employed 646 people. Approximately 120 were employed in administrative and sales positions and 526 were employed in manufacturing positions. None of the Company's employees at the Clarkesville or the Montreal facilities is represented by a labor union. The 53 non-management employees at the Belgium facility belong to a labor union. The Company believes that its relationships with its employees are satisfactory.


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

  The Company maintains a central distribution warehouse at its Georgia facility and a satellite warehouse in Mexico. Its products are also available from distributor facilities located throughout Canada, the United States, Western Europe, Central America, South America, and the Far East. Goods are packaged to meet market needs for safe handling and effective storage, and customized packaging is available for distributors in select market channels such as the marine product line.



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

  As of December 31, 1999, the Company had reserves of approximately $1.6 million for environmental liabilities. Of the total reserve for environmental liabilities, $1.3 million represents the maximum amount of contractual payments to a former parent. Because Environmental Laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future.

  The nature of the Company's current and former operations, and those of its predecessors, exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing Environmental Laws, and liability for known environmental claims pursuant to such Environmental Laws, will not have a material adverse effect on its cash flow, financial condition or results of operations. However, future events, such as new information, changes in existing Environmental Laws or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.


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

  The Company amended its Certificate of Incorporation in November 1999 to convert outstanding Series B Preferred Stock into Common Stock and increased the number of authorized shares of Common Stock from 6 million to 15 million shares. Options, which previously existed, were for a unit consisting of one share each of Common Stock and Series B Preferred Stock. All options now represent a unit consisting of two shares of Common Stock. Accordingly, all option and share information included herein has been adjusted to reflect the total number of common shares on a retroactive basis.

Item 6.   Selected Financial Data

                Selected Consolidated Historical Financial Data
                             (Dollars in thousands)

  On November 26, 1997, Scovill Acquisition Inc. purchased all of the outstanding stock of KSCO Acquisition Corp. ("Predecessor-KSCO"). Fasteners was a wholly owned subsidiary of Alper Holdings USA, Inc. ("Predecessor-Alper") through October 17, 1995 when all of its stock was purchased by KSCO.

  The following table presents selected historical financial data of the Company, Predecessor-KSCO and Predecessor-Alper as of the dates and for the periods indicated, including the results of operations of acquired companies from their respective dates of acquisition. The financial data as of December 31, 1999, 1998 and 1997 and the years ended December 31, 1999 and 1998 and for the period from November 26, 1997 to December 31, 1997 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The financial data as of December 31, 1995 and 1996 and for the period from January 1, 1995 to October 17, 1995, the period from October 17, 1995 to December 31, 1995, the year ended December 31, 1996, and the period from January 1, 1997 to November 26, 1997 have been derived from the consolidated financial statements of Predecessor-Alper and Predecessor-KSCO audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

  The consolidated financial statements of the Company, the Predecessor-KSCO and the Predecessor-Alper are not comparable in certain respects.

                                 Predecessor--
                                    Alper                Predecessor--KSCO                             Company
                                 ------------  ----------------------------------------  ---------------------------------------
                                  Period From   Period From                Period From      Period
                                  January 1,    October 17,      Year       January 1,       From          Year          Year
                                   1995  to       1995 to       Ended         1997 to     Inception to     Ended         Ended
                                  October 17,  December 31,  December 31,  November 26,   December 31,  December 31,  December 31,
                                     1995          1995          1996          1997           1997          1998          1999
                                  -----------  ----------------------------------------  -----------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales  ......................  $53,589      $12,799       $91,632        $89,167        $6,694        $ 92,476      $ 89,190
Gross profit  ...................   13,329        3,446        27,032         25,164         2,103          24,364        19,534
Operating income (loss)(1)  .....    5,187        1,380         7,424          7,746           627           1,732       (12,598)
Income (loss) before income
 taxes and extraordinary loss  ..    1,164          274         1,021          2,431          (704)        (14,281)      (29,691)
Net income (loss) available to
 common stockholders (2)  .......  $ 1,164      $   116       $  (852)       $ 1,319        $ (781)       $ (9,767)     $(28,602)
                                   =======      =======       =======        =======        ======        ========      ========

                                              Predecessor-KSCO                      Company
                                           -----------------------     -----------------------------------
                                                 December 31,                      December 31,
                                               1995         1996         1997         1998          1999
                                           -----------------------     -----------------------------------
BALANCE SHEET DATA
Working capital ........................     $ 6,688      $ 17,562      $ 15,815     $ 18,689     $ 16,887
Total assets ...........................      88,577       103,866       226,202      217,267      174,596
Total debt (3) .........................      41,538        37,718       129,848      141,313      151,095
Redeemable preferred stock .............          --            --         9,400           --           --
Stockholders' equity ...................      18,263        21,421        31,409       32,535      (12,615)

_____
(1) The Company began implementing a profit improvement plan in the third quarter of 1999. In connection with such plan, the Company recorded a restructuring and asset impairment charge of $12,608 which includes the impairment of goodwill and certain fixed assets. In connection with the profit improvement plan, the Company charged $2,676 to cost of sales, $3,469 to selling, general and administrative expenses, $12,608 to restructuring charge and $140 to other income. Had it not been for such charges, operating income would have been $6,015.
(2) In January 1996, the Company refinanced its previously existing credit agreements, which resulted in an extraordinary after-tax charge of $950 in the first quarter of 1996 from the write-off of related deferred financing costs.
(3) Excludes off-balance sheet financing pursuant to the Synthetic Lease, that existed from October 1995 to November 1996, proceeds of which were applied toward repayment of debt of $31,268 in November 1996.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto. All dollar figures have been rounded to the nearest one-tenth of one million for presentation purposes.

Background

  Scovill Acquisition Inc. ("SAI") and Scovill Holdings Inc. ("Holdings"),
both Delaware corporations, were formed by Saratoga Partners III, L.P. ("Saratoga") in 1997 to effect the acquisition of Scovill Fasteners Inc., a Delaware Corporation ("Fasteners" or the "Company"). SAI purchased KSCO Acquisition Corporation ("KSCO") in 1997 for approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection
with the transactions).   The purchase of KSCO by SAI and the mergers of SAI and
KSCO into Fasteners are together referred to herein as the "Saratoga
Acquisition."

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

  In November 1999, the Company entered into an amendment to the Credit Facility (the "Facility Amendment") which adjusted the Credit Facility's financial covenants and provided an additional term loan of up to $10 million (the "Tranche B Loan"). The Facility Amendment adjusted the Credit Facility's fixed charge coverage ratio covenant, funded indebtedness to EBITDA ratio covenant and adjusted the amortization schedule of the Term Loan. The new $10 million Tranche B Loan was funded through multiple lenders including owners of the Company. The new Tranche B Loan bears interest at 17.5%, will mature in November 2004, and is subject to the requirements and conditions set forth in the Facility Amendment and Credit Facility. The Tranche B Loan does not require cash interest or principal payments until final maturity. The Company borrowed $8 million under the Tranche B loan in November 1999 and used the proceeds to fund an interest payment on its Notes and for other working capital purposes.

The Company's Tranche B Loan allows the Company to borrow up to $2 million solely for the use of funding additional consideration pursuant to a management consulting arrangement the Company entered into during 1999. Such borrowing is subject to certain conditions precedent set forth in the Tranche B Loan and the Credit Facility.

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

  During 1999, the Company recorded restructuring charges related to a profit improvement plan (the "Plan") designed to cut the operating costs of the Company through the outsourcing of the production of certain products previously manufactured by the Company. The charge consisted of (1) $7.1 million in goodwill impairment charge; (2) $3.2 million of fixed assets written off as they were designated to be disposed of (3) $1.5 million in charges related to severance and trademark impairment charges related to the Company's European operations; (4) $0.5 million in severance costs for 21 employees terminated as a result of the Plan (of which $0.2 million was accrued December 31, 1999); and
(5) $0.3 million in other miscellaneous charges.

   In connection with the Plan, the Company charged $2.7 million to cost of sales relating to reserves for discontinued inventory items created due to either low margin or low volume, $3.4 million to general and administrative expenses for costs related to implementing the Plan, $12.6 million to restructuring charge (all of which was non-cash) and $0.1 to other income. The charge to other income/expense includes $0.6 million related to legal fees from non-operating matters, $0.7 million of product development costs of abandoned projects, offset by $1.4 million of income resulting from an adjustment to the contract with a former parent for environmental obligations, plus $0.2 million of other miscellaneous charges related to the disposal of a division of the PCI product line. The Plan is expected to result in increased operating cash flow and operating profit. The Plan is expected to be fully implemented by the second quarter of 2000.

  The results of operations of the Company and Predecessor-KSCO have been combined for purposes of discussion of the results of operations for fiscal year 1997.

Results of Operations


Fiscal Year 1999 Compared with Fiscal Year 1998

    Net Sales. Net sales decreased $3.3 million, or 3.6% from $92.5 million to $89.2 million. Industrial group revenues declined $1.0 million, or 3.6%, from $28.2 million to $27.2 million. Such decline was the result of manufacturing
constraints in the PCI product line and limited product offerings.   European
operation sales decreased $1.2 million, or 10.7%, from $10.9 million to $9.7 million. In addition, Apparel group revenue decreased by $1.1 million, or 2.1%, from 53.4 million to $52.3 million.

    Gross Profit. Gross profit in 1999 includes $2.7 million of one-time charges in conjunction with the Company's profit improvement plan. Excluding these one-time charges, gross profit decreased by $2.2 million, or 8.8%, from $24.4 million to $22.2 million and gross margin decreased from 26.3% to 24.9%. The Company has continued to experience negative product sales mix in its Apparel revenues in Asia as well as within the Industrial Group. While the Company has successfully followed infantswear production offshore, this revenue is at lower margins due to additional freight and distribution costs.

    Selling, General and Administrative Expenses ("SG&A"). SG&A increased $0.5 million, or 3.1%, from $15.7 million to $16.2 million and represented 18.2% and 17.5% of sales for the years ended December 31, 1998 and 1999, respectively. General & Administrative expenses includes $3.4 million of non-recurring expenses related to implementing the profit improvement plan in the third and fourth quarters of 1999. Excluding these one-time charges, SG&A decreased by $2.9 million, or 18.9%. Such decrease is a result of the restructuring plan implemented in June 1998 and the profit improvement plan implemented during the third and fourth quarters of 1999. See discussion regarding restructuring below.

    Amortization expense. The balance sheet includes $88.3 million of assets designated as goodwill and trademarks that represent 46% of total assets. The Company recorded an impairment charge of $7.1 million related to goodwill which was originally allocated to fixed assets which the Company elected to dispose of in 1999. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets acquired. Beginning in 2000, amortization expense will be approximately $187 lower on an annual basis as a result of the goodwill impairment charge.

    Generally accepted accounting principles require that this and all other
intangible assets be amortized over the period benefited.   Management has
determined that the period benefited by the goodwill and trademarks will be no less than 40 years, given, among other things, the fact that the Company has been in existence for almost 200 years. In the event that management determined that the period benefited would be less that 40 years due to market conditions or other external factors, then the Company's operating results could be significantly impacted as a result of amortizing goodwill and trademarks over a shorter period.

    Amortization expense decreased $0.6 million from $3.9 million to $3.3 million as a result of the full amortization of a non-compete agreement.

    Restructuring and Asset Impairment Charge. In the third and fourth quarters of 1999, the Company began implementing a profit improvement plan (the "Plan"). In connection with the Plan, the Company incurred one-time pre-tax charges in the fourth quarter of 1999 of $12.6 million. These charges include the impairment of assets, principally goodwill of $7.1 million. The impairment charge also includes $3.2 million of fixed assets, including $0.2 million of disposal costs, which the Company elected to dispose of in 1999 which relate to the manufacture of certain items in its PCI product line which will be outsourced. The assets are expected to be disposed of in early 2000. The charge also includes $0.5 million in severance costs for 21 employees who were terminated in conjunction with the Plan, $0.2 million of this amount will be paid in subsequent periods through June 2000 and is included in accrued liabilities as of December 31, 1999. In addition, the charge includes $1.5 million in charges consisting of severance costs and write-off of intangibles related to the Company's European operations. Finally, $0.3 million of miscellaneous costs consisting primarily of costs related to terminated leases. The Plan is expected to be implemented by the second quarter of 2000.

  In connection with the Plan, the Company charged $2.7 million to cost of sales of non-recurring charges relating to reserves for discontinued inventory items created due to either low margin or low volume, $12.6 million to restructuring charge and $0.1 to other income. The charge to other income/expense includes $0.6 million related to legal fees from non-operating matters, $0.7 million of product development costs of abandoned projects, offset by $1.4 million of income resulting from an adjustment to the contract with a former parent for environmental obligations, plus $0.2 million of other miscellaneous charges related to the disposal of a division of the PCI product line. Other charges related to the profit improvement plan included $3.4 million in SG&A.

  Operating Income. Operating income decreased $14.3 million, from $1.7 million to an operating loss of $12.6 million primarily as a result of a restructuring charge of $12.6 million and other non-recurring items included in cost of sales and SG&A of $2.7 million and $3.4 million, respectively.

  Interest Expense. Interest expense increased $0.9 million, from $15.9 million to $16.8 million due to additional borrowings outstanding under the Revolving Credit Facility during 1999, the Tranche B Loan established in November 1999, in addition to an increase in the Company's interest rates.

  Net Tax Provision (Benefit). The benefit for income taxes was $1.1 million in 1999 compared to $4.7 million for 1998. The decrease in the income tax benefit is a result of the Company fully offsetting its deferred tax liabilities with its deferred tax assets in April 1999; therefore, no income tax benefit was recognized subsequent to April 1999.

  Net Income (Loss). Net loss for 1998 was $28.6 million for 1999 compared to $9.8 million for 1998 which is attributable to the factors discussed above.


Fiscal Year 1998 Compared with Fiscal Year 1997 (Combined Company and Predecessor - KSCO)

  Net Sales. Net sales decreased $3.4 million, or 3.5%, from $95.9 million to $92.5 million. The decline was attributable to lower Industrial Group revenues which declined $3.5 million, or 11.2%, from $31.7 million to $28.2 million. In the Industrial Group, the PCI product line experienced significant declines resulting from manufacturing restraints arising from workforce skill set availability and constrained product offerings. Industrial Group revenues were further impacted by reduced demand for government and medical fasteners, predominantly in the DOT markets. The Apparel Group revenues increased $0.2 million, or 0.3%. Throughout 1998, many domestic infantswear and jeans manufacturers, in search of lower labor costs, transferred production of garments either to Asia or Mexico/Central America. Accordingly, the Company was able to significantly increase its Mexico and Asia revenues thereby effectively offsetting any domestic volume erosion. The Company's European revenues were unchanged from 1997.

  Gross Profit. Gross profit decreased by $2.9 million, or 10.3%, from $27.3 million to $24.4 million. The gross margin decreased from 28.4% to 26.3% in 1998. In addition to the margin impact of lower Industrial Group revenue volume, the Company experienced negative product sales mix in its Apparel revenues in Asia. While the Company has successfully followed infantswear production offshore, this revenue is at lower margins and is impacted by intense price competition. Additionally, the European subsidiary experienced the loss of two large customers but was able to replace the lost volume at lower margins. Overall, the Company was able to partially offset the negative margin impact by the execution of its restructuring plan and other cost reduction activities during 1998. The gross margin in Europe to improved with regained business in 1999; however, the margin trends with respect to price competition in Asia are expected to continue.

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

   Restructuring and Asset Impairment Charge. In June 1998, the Company announced a corporate restructuring plan. The plan included outsourcing the production of plastic components, which was previously performed in the Company's existing manufacturing facilities. The Company recorded a restructuring charge of $3.0 million comprised of approximately $1.0 million related to severance payments paid to 32 terminated employees, an additional severance benefit of $1.0 million that was paid under the terms of an employment arrangement and a $1.0 million impairment charge related to plastics component part production fixed assets to be disposed of under the plan. The Company paid the severance benefits discussed above through June 30, 1999, the majority of which, $0.6 million, was paid in the third and fourth quarters of 1998. The assets related to the production of plastic components, which were disposed in July 1998, had a net book value of $1.2 million. As a result of the restructuring, the Company realized reductions in future operating expenses of approximately $1.7 million in the second half of 1998 which should enable the Company to be more competitive.

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


Liquidity and Capital Resources

   As of December 31, 1999, $14.9 million was outstanding under the Revolving Credit Facility with $3.2 million of availability. The Company's sources of funds include income from operations, borrowings under the Revolving Credit facility and borrowings under the Tranche B Loan. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital
requirements, and its debt service requirements through 2000.   However, in the
event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available or available on terms acceptable to the Company.

  In November 1999 the Company entered into an amendment to the Credit Facility (the "Facility Amendment") which adjusted the Credit Facility's financial covenants and provided an additional term loan of up to $10 million (the "Tranche B Loan"). The Facility Amendment adjusted the Credit Facility's fixed charge coverage ratio covenant, funded indebtedness to EBITDA ratio covenant and adjusted the amortization schedule of the Term Loan. The new $10 million Tranche B Loan was funded through multiple lenders including owners of the Company. The new Tranche B Loan bears interest at 17.5%, will mature in November 2004, and is subject to the requirements and conditions set forth in the Facility Amendment and Credit Facility. The Tranche B Loan does not require cash interest or principal payments until final maturity. The Company borrowed $8 million under the Tranche B Loan in November 1999 and used the proceeds to fund an interest payment on its Notes and for other working capital purposes.

  Scheduled debt repayments under the Credit Facility and the Notes are $0.3 million in 2000, $3.0 million in 2001, $6.0 million in 2002, $31.1 million in 2003, $8.0 million in 2004 and $100.0 million (representing the Notes) thereafter.

  The Company's Tranche B Loan allows the Company to borrow up to $2 million solely for the use of funding additional consideration pursuant to a management consulting arrangement the Company entered into during 1999. Such borrowing is subject to certain conditions precedent set forth in the Tranche B Loan and the Credit Facility.

 Capital Expenditures

  The Company's capital expenditures during 1999 aggregated approximately $4.5 million which were primarily for reconditioning and purchases of attaching machines and plant machinery and equipment. Capital expenditures for 2000 and 2001 are expected to be less than $5.0 million per year.

 Cash Flows

   Net cash used in the Company's operating activities was $4.0 million for 1999. Principal working capital changes included a decrease of $3.2 million in accounts payable, a $1.6 million increase in accrued expenses, and a $6.1 million decrease in inventory. The Company's cash used in investing activities was $4.5 million for capital expenditures. Net cash provided by financing activities was $8.6 million, reflecting an increase in borrowings under the Revolving Credit Facility of $2.0 million, borrowings of $8.0 million of the Tranche B Loan, net of repayments of $1.4 million.

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

   The Indenture governing the Notes and the Credit Facility each place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations.

 EBITDA

  EBITDA is defined for the purpose of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, restructuring and assets impairment charge, non-recurring charges and management fees. EBITDA, as defined, for the purpose of this report and under the Company's Credit Facility are consistent.

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

  EBITDA had been calculated by the Company:

                                               1999               1998
                                             ---------------------------
Net Income (loss).......................     $(28,602)           $(9,537)
Income tax (benefit)....................       (1,089)            (4,744)
Interest expense........................       16,839             15,965
Other expense...........................          254                 48
Depreciation............................        9,775             10,006
Amortization............................        3,309              3,938
Management fee..........................          600                658
Non-recurring charges...................        6,005                 --
Restructuring and asset
 impairment charge......................       12,608              2,968
                                             --------            -------
 EBITDA                                      $ 19,699            $19,302
                                             ========            =======

  For the year ended December 31, 1999 compared to the year ended December 31, 1998, EBITDA, as defined, increased $0.4 million, or 2.1%, from $19.3 million to $19.7 million primarily as a result of a decrease in SG&A expenses (excluding non-recurring charges), offset by a decrease in gross profit.


Inflation

  Inflation had a nominal impact on operations during the last three years. Increases in operating costs were consistent with the general inflation rate and were offset by management cost control measures and productivity improvements.


Hedging Activities

  During 1999, the Company secured the supply of a substantial portion of its copper needs with primary vendors through June 2000. From late 1995 to early 1998, the Company entered into certain hedging transactions regarding its raw material purchases. The Company purchased copper and zinc call and put options that are regularly traded on exchanges. These transactions (commonly referred to as "Bull Spreads") attempt to effectively ensure maximum and minimum net purchase costs. For the year ended December 31, 1998 and 1997, hedging activities resulted in trading gains/losses (reflected in cost of sales) of $177,000 loss and $69,000 gain, respectively. See Note 2 to the audited financial statements.

Year 2000

    As of the date of this report, the Company has not incurred any significant operating difficulties related to the Year 2000 issue. The Company's Year 2000 efforts included implementing and testing new systems. The Company also communicated with a significant portion of its major customers, vendors and suppliers to determine the extent to which the Company may have been vulnerable to those third parties' failure to remediate their own Year 2000 issues. This process of addressing Year 2000 issues was essentially completed by September 1999.

    Based on experience to date, the Company does not believe that any problems resulting from the Year 2000 issue will have a material adverse effect on its financial condition or results of operations.

    The costs incurred related to systems implementation in 1999 and 1998 were not material to the Company's results of operations, financial condition or cash flow.


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

Item 8.   Financial Statements and Supplementary Data

    The financial statements and supplementary financial information required by this item are filed as part of this Report on pages F-1 through F-22 and page S-1 immediately preceding the signature page to this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Part III

Item 10.   Directors and Executive Officers

 Executive Officers and Directors

  Set forth below are the names, ages as of December 31, 1999, and a brief description of the business experience of each person who serves as an executive officer or director of Fasteners. The executive officers and directors of Holdings are the same as those of Fasteners.

Name                           Age                                           Position
----                           ---      --------------------------------------------------------------------------------
John H. Champagne  ............ 51      President

Martin A. Moore  .............. 40      Executive Vice President, Treasurer, Chief Financial Officer and Secretary

Robert W. Feltz  .............. 50      Executive Vice President--Sales and Marketing

William F. Andrews  ........... 68      Chairman of the Board

Christian L. Oberbeck  ........ 40      Director

Kirk R. Ferguson............... 32      Director

Alan N. Colner................. 45      Director


  Mr. Champagne joined the Company as Vice President of Manufacturing in 1996. He has also served as Executive Vice President - Industrial Group and then Executive Vice President - Engineering. Mr. Champagne was appointed to President in January 2000. Before joining the Company, Mr. Champagne worked at Rau Fastener, Inc. from 1968 to 1995, serving as President and Director from 1988 to 1995. He also served as President of Rau Fasteners, LLC from 1995 to 1996.

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

  Mr. Andrews has been Chairman of the Company's Board of Directors since 1996. From 1981 to 1986, he was Chairman, President and Chief Executive Officer of Scovill Manufacturing, Co., where he worked for more than 20 years. Mr. Andrews is also Chairman of Northwestern Steel & Wire Company, a manufacturer of structural beams, rod and wire. From 1993 to 1995, Mr. Andrews was Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. From 1990 to 1992, he was President and Chief Executive Officer of UNR Industries, Inc., a diversified manufacturer of steel products. Prior to 1990, Mr. Andrews was President of Massey Investment Company and Chairman, President, and Chief Executive Officer of Singer Sewing Company. Mr. Andrews is also a director of Black Box Corporation; Johnson Controls, Inc.; Katy Industries; Navistar, Inc.; Dayton Superior Corporation and Trex Company, LLC and several privately held companies.

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

 Board Designations

  Pursuant to a Stockholders Agreement among Holdings and certain investors and members of management, until at least 25% of the Common Stock is publicly traded, (i) Moore Investments, Ltd. and Remington Investment Strategies, L.P. together will have the right to designate one member of the Board of Directors of Holdings so long as such investors together hold at least 50% of their original investment in Holdings, (ii) Saratoga will have the right to designate up to five directors and (iii) Co-Investment Partners, L.P. ("Co-Investment Partners") has the right to receive notice of all meetings of the Board of Directors of Holdings and to have a representative attend such meetings so long as it holds at least 50% of its original investment in Holdings.

Item 11.   Executive Compensation

 Employment Arrangements

  In order to assure the continued service of executive management, the Company operates under employment arrangements ("Employment Arrangements") with Messrs. Champagne, Moore and Feltz (each, an "Executive," and together, the "Executives"). The Executives are in the process of negotiating formal employment contracts, but such arrangements are not finalized as of the date of this report. The terms under negotiation include salary, term, severance payments upon change in control and termination. Mr. Champagne serves as President and has an annual salary of $165,000. Mr. Moore serves as Chief Financial Officer of the Company and has an annual salary of $187,819. Mr. Feltz serves as Executive Vice President- Sales and Marketing and has an annual salary of $162,500. Each Executive is entitled to participate in the Company's benefit plans for senior executives and receives certain fringe benefits, including a car, personal computer and cellular telephone.

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

New Incentive Stock Option Plan

  The Company has proposed a new stock option plan (the "New Plan") for key executives and managers which provides for the grant of stock options ("Options") to purchase 1,100,000 shares of the Common Stock of Holdings. The New Plan has the following terms: Options granted under the New Plan will have an exercise price equal to the fair market value of the stock underlying the Option on the date of the grant, which exercise price will increase annually at a rate of 9% of the value of the unit (each unit consisting of one share of Common Stock and one share of Series B preferred stock), and Options will vest over a period of 5 years commencing on the first anniversary of the date of the grant. Vested options may be exercised by payment of the exercise price in cash or, if approved by Holdings' stock option committee, by delivery of a promissory note. Upon a participant's termination of employment for cause, all of such participant's Options will immediately expire. If a participant's employment terminates by reason of (i) death, (ii) disability, (iii) retirement or (iv) voluntary resignation or termination of employment other than for cause, the participant's unvested Options will immediately expire and such participant's vested Options will remain exercisable for a period of 90 days. The Board of Directors has not yet approved the New Plan. Therefore, no options are considered outstanding as of December 31, 1999.

Compensation of Executive Officers

  The following Summary Compensation Table contains information concerning the compensation provided by the Company in 1999 and 1998 to President and the other executives other than the President (together, the "Named Executive Officers") of the Company.

                          Summary Compensation Table

                                                                             Long Term
                                                 Annual Compensation        Compensation
                                            -----------------------------   ------------
                                                                             Securities
                                                                             Underlying           All Other
Name and Principal Position        Year         Salary          Bonus       Compensation         Compensation
---------------------------     ----------  ---------------  ------------   ------------    ----------------------
John H. Champagne .............    1999         $140,795       $20,000           --               $3,634(1)
       President                   1998          136,500            --                             2,844(1)
Martin A. Moore ...............    1999         $187,819        20,000           --                3,522(1)
   Executive Vice President        1998          187,819            --                             5,195(2)
    and Chief Financial Officer

Robert W. Feltz ...............    1999         $162,500        20,000           --                3,047(1)
    Executive Vice President--     1998          162,500            --           --                4,562(3)
     Sales and Marketing

David J. Barrett (4) ..........    1999         $243,750            --           --                4,570(1)
    Former President and           1998          243,750            --           --                6,594(5)
     Chief Executive Officer

____
(1) Represents matching contributions made by the Company to the Named Executive Officers' accounts under the Company's 401(k) plan.
(2) Represents matching contributions made by the Company to Mr. Moore's account under the Company's 401(k) plan ($4,695) and life insurance premiums paid by the Company on behalf of Mr. Moore ($500).
(3) Represents matching contributions made by the Company to Mr. Feltz's account under the Company's 401(k) plan ($4,062) and life insurance premiums paid by the Company on behalf of Mr. Feltz ($500).
(4) Effective September 23, 1999, David J. Barrett resigned his position with the Company.
(5) Represents matching contributions made by the Company to Mr. Barrett's account under the Company's 401(k) plan ($6,094) and life insurance premiums paid by the Company on behalf of Mr. Barrett ($500).

  The Company granted no options to purchase shares of Common Stock during 1999. The Company has no outstanding stock appreciation rights ("SARs") and granted no SARs during fiscal 1999.

  The following table sets forth information of the value of unexercised options held at December 31, 1999 by the Named Executive Officers.

                                 Fiscal Year-End Stock Table

                         Number of Securities Underlying Unexercised              Value of Unexercised
                                   Options at December 31,                      In-The Money Options at
                                           1999(1)                                 December 31, 1999
                        ---------------------------------------------  ------------------------------------------
         Name                    Exercisable/ Unexercisable                    Exercisable/ Unexercisable
----------------------  ---------------------------------------------  ------------------------------------------
David J. Barrett(2) ...               107,472/0                                     $800,000/0
Martin A. Moore(3) ....                87,322/0                                      650,000/0
Robert W. Feltz .......                73,216/0                                      545,000/0
John H. Champagne(3) ..                40,302/0                                      300,000/0

_____
(1)  Options are exercisable for two shares of Common Stock.
(2) David J. Barrett retains ownership of his unexercised options through November 26, 2007.
(3) The share numbers reflect options the Company expects to issue pursuant to option agreements that have not yet been executed.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock at March 15, 2000 of (i) each person known by Holdings to own beneficially 5% or more of the Common Stock, (ii) each current director of Holdings, (iii) each Named Executive Officer and (iv) all current directors and executive officers of Holdings as a group. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant, right of conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned.


                                                                                   Shares Beneficially Owned
                                                                               ----------------------------------
Name                                                                           Number of Shares   Percent of Class
----                                                                           -----------------  ----------------
Saratoga Partners III, L.P. (1)...............................................      6,255,000           67.2
Co-Investment Partners, L.P. (2)..............................................      2,000,000           21.5
Moore Global Investments, Ltd./ Remington Investment Strategies, L.P. (3).....      1,400,000           15.0
WLD Partners, Ltd. (4)........................................................        800,000            8.6
William F. Andrews (5)........................................................         40,302              *
Christian L. Oberbeck (1).....................................................      6,255,500           67.2
Alan N. Colner (3)............................................................      1,400,000           15.0
David J. Barrett (6)..........................................................        214,944            2.3
Martin A. Moore (5)...........................................................        174,644            1.9
John H. Champagne (5).........................................................         80,604              *
Robert W. Feltz (6)...........................................................        146,432            1.6
All directors and executive officers as a group (9 persons)(6)................      6,911,926           74.2

_____
*   Less than one percent.
(1) Includes (i) 641,828 shares held by Saratoga Partners III, C.V. and (ii) 1,344,000 shares held by Co-Investment Partners L.P. with respect to which Saratoga Partners III, L.P. has sole voting power pursuant to the Voting Agreement (see "Certain Transactions--Voting Agreement"). The address of Saratoga Partners III, L.P. is 535 Madison Avenue, New York, New York 10022. Saratoga's general partner is DR-Associates IV, L.P., of which the general partner is Saratoga Associates III LLC ("Saratoga Associates"). Saratoga Associates has authorized Mr. Oberbeck a director of the Company, to vote the shares of Common Stock held or controlled by Saratoga Partners III, L.P. Mr. Oberbeck disclaims beneficial ownership of the shares of Common Stock held by Saratoga Partners III, L.P.
(2) The address of Co-Investment Partners is 660 Madison Avenue, New York, New York 10021. Pursuant to the Voting Agreement described in "Item 13--Voting Agreement", Co-Investment Partners L.P. has granted Saratoga sole voting power with respect to 1,344,000 of such shares.
(3) Moore Capital Management, Inc., a Connecticut corporation, is vested with investment discretion with respect to portfolio assets held for the account of Moore Global Investments, LTD. ("MGI"). Moore Capital Advisors, L.L.C., a New York limited liability company, is the sole general partner of Remington Investment Strategies, L.P. ("RIS"). Mr. Louis M. Bacon is the majority shareholder of Moore Capital Management, Inc., and is the majority equity holder of Moore Capital Advisors, L.L.C. As a result, Mr. Bacon, though he disclaims beneficial ownership of such shares, may be deemed to be the beneficial owner of the aggregate shares by MGI and RIS. Alan Colner is a Managing Director, Private Equity Investments, at Moore Capital Management, Inc., which is the trading advisor of MGI. Mr. Colner does not have voting or investment power with respect to the shares of securities owned by MGI or RIS, and disclaims beneficial ownership of such shares. The address of

    Moore Capital Management, Inc. is 1251 Avenue of the Americas, New York, New York 10020. Mr. Martin A. Moore is not affiliated with any of the entities set forth above.
(4) The address of WLD Partners, Ltd. is Las Olas Centre, 450 East Las Olas Boulevard, Suite 900, Fort Lauderdale, Florida 33301.
(5) Represents Common Stock issuable upon exercise of options to purchase Common Stock pursuant to option agreements which have not yet been executed.
(6) Represents Common Stock issuable upon exercise of options to purchase Common Stock pursuant to option agreements.
(7) Includes 6,255,000 shares owned and/or voted by Saratoga and as to which Mr. Oberbeck exercises voting power. Mr. Oberbeck disclaims beneficial ownership of such shares. See footnote 1 above.



Item 13.   Certain Relationships and Related Transactions

Transactions with Saratoga

  In connection with the Transactions, the Company entered into an agreement with Saratoga, pursuant to which the Company will pay a management fee of $150,000 per quarter to Saratoga (the "Management Services Agreement"). In addition, Saratoga will provide the Company advisory services with significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable for similarly situated companies. During 1999, the Company recorded $600,000 of management fees to Saratoga and at December 31, 1999, accrued liabilities includes $300,000 of accrued management fees. The Company paid $83,000 to Saratoga in December 1999 for fees related to the Facility Amendment. During 1998, the Company paid $658,000 of management fees to Saratoga representing management fees for the period from November 26, 1997 to December 31, 1998.


Voting Agreement

  Pursuant to an agreement dated February 20, 1998 (the "Voting Agreement"), Co-Investment Partners has appointed Saratoga as its proxy to vote 134,000 of the 1,000,000 shares of Common Stock it owned as of that date. The Voting Agreement will terminate upon at least 20% of the outstanding Common Stock being offered and sold in a public offering registered under the Act.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a) Documents incorporated by reference or filed with this Report

  (1) The following financial statements of Scovill Holdings Inc. are included in Part II, Item 8:

      Report of Independent Public Accountants
      Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the periods ended December 31,
        1999, December 31, 1998, and December 31, 1997
      Consolidated Statements of Cash Flows for the periods ended December 31,
        1999, December 31, 1998, and December 31, 1997
      Consolidated Statements of Stockholders' Equity for the periods ended
        December 31, 1999, December 31, 1998, and December 31, 1997
      Notes to Consolidated Financial Statements

  (2) Supplemental Consolidated Financial Statement Schedules for each of the periods in the three years ended December 31, 1999:

      Schedule II--Valuation and Qualifying Accounts--Allowance for Uncollectible Accounts

      Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

  (3) Exhibits

Exhibit No.                                      Description
-----------   ---------------------------------------------------------------------------------------------------------------
  3.1         Certificate of Incorporation of Scovill Holdings Inc, as amended.+
  3.2         Certificate of Designation, Preferences, and Relative, Participating, Optional and Other Special Rights of
              13 3/4% Series A Cumulative Redeemable Exchangeable Preferred Stock.
  3.3         Certificate of Designation, Preferences, and Relative, Participating, Option and Other Special Rights of
              Series B Preferred Stock.++
  3.6         Certificate of Amendment of Certificate of Incorporation of AF Acquisition Corp.++
  3.7         Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc.++
  3.8         Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc.++
  3.11        Certificate of Amendment of Certificate of Incorporation of Scovill Fasteners Inc.
  3.12        By-laws of Scovill Fasteners Inc.++
  3.13        Certificate of Amendment of Certificate of Incorporation of Scovill Holdings Inc.
  4.02        Amended and Restated Credit Agreement.***
  4.1         Indenture dated as of November 26, 1997 among Scovill Acquisition Inc., Scovill Holdings Inc., as Guarantor,
              and United States Trust Company of New as Trustee (including Form of Note).+
 10.1.1       Management Services Agreement among Scovill Fasteners Inc. and Saratoga Partners III, L.P.**

Exhibit No.                                      Description
-----------   ---------------------------------------------------------------------------------------------------------------
 10.1.10      Tax Sharing Agreement dated as of November 26, 1997 by and among Scovill Holdings Inc., Scovill Fasteners Inc., and the SFI Subgroup.++
 10.1.18      Scovill Holdings Inc. Subscription Agreement dated as of November 26, 1998.++
 10.1.23      Joinder Agreement dated as of February 20, 1998.**
 10.1.24      Voting Agreement dated as of February 20, 1998 by and between Saratoga Partners III, L.P., Scovill Holdings
              Inc., and Co-Investment Partners, L.P.**
 10.1.25      Subscription Agreement dated as of February 20, 1998 by and between Scovill Holdings Inc. and Co-Investment
              Partners, L.P.**
 10.1.26      Repurchase and Termination Agreement dated as of February 20, 1998 by and between Scovill Holdings Inc., SBC
              Warburg Dillon Read Inc., BT Alex. Brown Incorporated and United States Trust Company of New York.**
 21.1         List of Subsidiaries of Scovill Holdings Inc.++
 21.2         List of Subsidiaries of Scovill Fasteners Inc.+
 27.1         Financial Data Schedule - Scovill Holdings Inc.
 27.2         Financial Data Schedule - Scovill Fasteners Inc.

_____
 + Incorporated by Reference to Exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on December 24, 1997
++ Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on January 13, 1998.
 * Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 11, 1998.
** Incorporated by Reference to Exhibit of the same number to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 27, 1998.
*** Incorporated by Reference to Exhibit of the same number to the Company's
    Form 10-Q/A as filed with the Securities and Exchange Commission on December 16, 1999

  (b) Reports of Form 8-K

  No Form 8-K was filed during the last quarter of the year ended December 31, 1999.

                           FINANCIAL STATEMENTS INDEX

                                                                                                          Page
                                                                                                          ----
Report of Independent Public Accountants................................................................   F-2

Consolidated balance sheets as of December 31, 1999 and 1998............................................   F-3

Consolidated statements of operations for the periods ended December 31, 1999, December 31, 1998,
 November 26, 1997 and December 31, 1997................................................................   F-4

Consolidated statements of cash flows for the periods ended December 31, 1999, December 31, 1998,
 November 26, 1997 and December 31, 1997................................................................   F-5

Consolidated statements of stockholders' equity for the periods ended December 31, 1999, December 31,
 1998, November 26, 1997 and December 31, 1997..........................................................   F-6

Notes to consolidated financial statements..............................................................   F-7

Schedule II--Valuation and Qualifying Accounts--Allowance for Uncollectible Accounts....................   S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Scovill Holdings Inc.

  We have audited the accompanying consolidated balance sheets of Scovill Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period from Inception, November 26, 1997 through December 31, 1997. We have also audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Predecessor-KSCO (business identified in Note 1) for the period from January 1, 1997 through November 26, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scovill Holdings Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the period from November 26, 1997 through December 31, 1997; and of Predecessor-KSCO for the period from January 1, 1997 through November 26, 1997, in conformity with accounting principles generally accepted in the United States.

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

Atlanta, Georgia
March 17, 2000

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                                 December 31,
                                                                                           --------------------------
                                                                                             1999              1998
                                                                                           --------          --------
                                          ASSETS
Current Assets
  Cash and cash equivalents.........................................................       $    405          $    293
  Accounts receivable, net of allowances of $1,722 and $1,132, respectively.........         12,350            12,319
  Inventories.......................................................................         18,493            24,573
  Other.............................................................................            522               572
                                                                                           --------          --------
     Total Current Assets...........................................................         31,770            37,757
Property, Plant and Equipment, Net..................................................         60,746            69,421
Intangible Assets...................................................................         98,937           110,089
                                                                                           --------          --------
                                                                                           $191,453          $217,267
                                                                                           ========          ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt..............................................       $    910          $  3,530
  Accounts payable..................................................................          5,200             8,379
  Accrued liabilities...............................................................          7,589             6,202
  Accrued interest..................................................................          1,184               957
                                                                                           --------          --------
     Total Current Liabilities......................................................         14,883            19,068
                                                                                           --------          --------
Long-Term Liabilities
  Revolving line of credit..........................................................         14,878            12,900
  Long-term debt....................................................................        134,141           124,893
  Employee benefits.................................................................         21,233            24,032
  Deferred income taxes.............................................................             --               319
  Other.............................................................................          2,076             3,520
                                                                                           --------          --------
     Total Long-Term Liabilities....................................................        172,328           165,664
                                                                                           --------          --------
Commitments and Contingencies
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
  200,000 shares authorized, none outstanding at December 31, 1999 and 1998
   (liquidation preference of $100 per share).......................................             --                --
                                                                                           --------          --------
Stockholders' Equity
     Preferred Stock, $.0001 par value, 1,000,000 shares authorized none issued and outstanding at December 31, 1999.............................................
 Series B Preferred Stock, $.0001 par value, 6,000,000 shares authorized,
  4,655,500 shares issued and outstanding at December 31, 1998......................             --                --
 Common Stock, $.0001 par value, 15,000,000 and 6,000,000 shares authorized, at
  December 31, 1999 and 1998, respectively 9,311,000 and 4,655,500 shares issued
  and outstanding at December 31, 1999 and 1998, respectively ......................             --                --
 Additional paid-in capital--preferred..............................................         49,942            49,942
 Additional paid-in capital--common.................................................            503               503
 Predecessor basis adjustment.......................................................         (7,831)           (7,831)
 Retained earnings (deficit)........................................................        (39,150)          (10,548)
 Accumulated other comprehensive income.............................................            778               469
                                                                                           --------          --------
     Total Stockholders' Equity.....................................................          4,242            32,535
                                                                                           --------          --------
                                                                                           $191,453          $217,267
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

                                                             The Company                          Predecessor--KSCO
                                    -------------------------------------------------------------------------------
                                                                                 Period from         Period from
                                         Year Ended          Year Ended           Inception        January 1, 1997
                                        December 31,        December 31,           through               to
                                            1999                1998            December 31,        November 26,
                                                                                    1997                1997
                                        -------------------------------------------------------    ---------------
Net sales..............................  $ 89,190             $92,476              $6,694              $89,167
Cost of sales..........................    69,656              68,112               4,591               64,003
                                         --------             -------              ------              -------
  Gross profit.........................    19,534              24,364               2,103               25,164
Selling expenses.......................     9,169               8,861                 682                8,857
General and administrative
 expenses..............................     7,046               6,865                 463                5,816
Amortization expense...................     3,309               3,938                 331                2,745
Restructuring and asset
   impairment charge ..................    12,608               2,968                  --                   --
                                         --------             -------              ------              -------
  Operating Income(loss)...............   (12,598)              1,732                 627                7,746
Other expense, net.....................       254                  48                 114                1,621
Interest expense.......................   (16,839)             15,965               1,217                3,694
                                         --------             -------              ------              -------
Income (loss) before income
 tax provision (benefit)...............   (29,691)            (14,281)               (704)               2,431
Income tax provision
 (benefit).............................    (1,089)             (4,744)                (38)               1,112
                                         --------             -------              ------              -------
Net income (loss)......................  $(28,602)            $(9,537)             $ (666)             $ 1,319
                                         --------             -------              ------              -------
Dividends and accretion on
 redeemable preferred stock............        --                 230                 115                   --

Net income (loss) available
 to common stockholders................  $(28,602)            $(9,767)             $ (781)             $ 1,319
                                         ========             =======              ======              =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects (Note 1).

                                                                        The Company                           Predecessor--KSCO
                                              ------------------------------------------------------------    -----------------
                                                                                            Period from          Period from
                                                                                             Inception         January 1, 1997
                                                    Year Ended          Year Ended            through                to
                                                   December 31,        December 31,         December 31,         November 26,
                                                       1999                1998                1997                 1997
                                              -------------------------------------------------------------   -----------------
Cash Flows from Operating Activities:
     Net income (loss) available to common
     stockholders..............................      $(28,602)           $ (9,767)           $    (781)             $ 1,319
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization...............        13,973              15,025                  835                7,822
Assets impairment charge.......................        10,063                 940                   --                   --
    Non-operating preferred stock dividends....            --                (345)                  --                   --
    Deferred income taxes......................        (1,521)             (4,895)               1,502                 (287)
    Changes in operating assets and liabilities
      Accounts receivable, net.................           (31)               (817)               1,147               (3,009)
      Inventories..............................         6,080                (281)              (1,656)              (4,187)
      Other current assets.....................            50                 267                 (125)                 461
      Accounts payable.........................        (3,179)             (3,079)              (1,946)               2,816
      Accrued liabilities......................         1,614              (3,840)               3,217                1,139
      Other assets and liabilities.............        (2,433)              1,124               (1,490)              (2,437)
                                                     --------            --------            ---------              -------
Net cash (used in) provided by operating
 activities....................................        (3,986)             (5,668)                 703                3,637
                                                     --------            --------            ---------              -------


Cash Flows from Investing Activities:
Cash paid in business acquisitions, net   of
 cash acquired.................................            --                  --              (94,615)                  --

Acquisition costs..............................            --                  --              (11,105)                  --
Additions to property, plant and equipment.....        (4,508)             (8,332)             (31,112)              (6,354)
                                                     --------            --------            ---------              -------
Net cash used in investing activities..........        (4,508)             (8,332)            (136,832)              (6,354)
                                                     --------            --------            ---------              -------
Cash Flows from Financing Activities:
Net borrowings (repayments) on line of credit..         1,978              12,900              (12,230)               2,806
Issuance of long-term debt.....................         8,000                  --              128,000                   --
Repayments of long-term debt...................        (1,372)             (1,428)             (26,320)                (250)
Issuance of preferred stock....................            --                  --               49,100                   --
Issuance of common stock.......................            --              10,345                  400                1,240
Redemption of  preferred stock.................            --             (10,345)                  --                   --
                                                     --------            --------            ---------              -------
Net cash provided by financing activities......         8,606              11,472              138,950                3,796
                                                     --------            --------            ---------              -------
Net (Decrease)/Increase  in Cash...............           112              (2,528)               2,821                1,079
Cash and Cash Equivalents at Beginning of
   Period......................................           293               2,821                   --                  603
                                                     --------            --------            ---------              -------
Cash and Cash Equivalents at End of Period.....      $    405            $    293            $   2,821              $ 1,682
                                                     ========            ========            =========              =======
Supplemental Disclosure of Cash Flow
 Information:..................................
    Interest paid..............................      $ 15,460            $ 16,007            $     318              $ 4,066
                                                     ========            ========            =========              =======
    Income taxes paid..........................      $    264            $    207            $     189              $    54
                                                     ========            ========            =========              =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                                                   Accumulated Other
                                                                                                 Comprehensive Income
                                                                                                ----------------------    Series A
                                                 Series B    Additional  Predecessor   Retained    Foreign     Compre-   Redeemable
                                         Common  Preferred     Paid-        Basis      Earnings    Currency    hensive   Preferred
                                         Stock     Stock     in Capital   Adjustment   (Deficit)  Translation  Income      Stock

                                                                   The Predecessor -KSCO
===================================================================================================================================
Balance, December 31, 1996              $ 89        $0        $ 22,086       $     0    $   (736)     $ (18)   $   (842)     $    0
                                        -------------------------------------------------------------------------------------------
Foreign Currency Translation                                                                           (291)       (291)
Tax benefit - option exercise              5                     1,224
Net Income                                                                                 1,319                  1,319
                                        -------------------------------------------------------------------------------------------
Balance, November 26, 1997              $ 94        $0        $ 23,310       $     0    $    583      $(309)   $  1,028      $    0
                                        -------------------------------------------------------------------------------------------
                                                            The Company
===================================================================================================================================
Acquisition - Elimination of
Predecessor-KSCO
Equity (Note 1)                         $(94)       $0        $(23,310)      $     0    $   (583)       309           -      $    0
Issuance of Common and Preferred Stock                          40,100                                                        9,400
Predecessor Basis Adjustment                                                  (7,831)
Foreign Currency Translation                                                                            (79)        (79)
Net Income (loss) available to common
  stockholders                                                                              (781)                  (781)
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1997              $  0        $0        $ 40,100       $(7,831)   $   (781)     $ (79)   $   (860)     $9,400
                                        -------------------------------------------------------------------------------------------

Net Income (loss) available to common
  stockholders                                                                            (9,767)                (9,767)
Foreign Currency Translation                                                                            548         548
Issuance/Redemption of Common and
  Preferred Stock                                               10,345                                                       $9,400
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1998              $  0        $0        $ 50,445       $(7,831)   $(10,548)     $ 469    $ (9,219)     $    0
                                        -------------------------------------------------------------------------------------------
Tax benefit - option exercise
Net Income (loss) available to common
  stockholders                                                                          $(28,602)              $(28,602)
Foreign  Currency Translation                                                                         $ 309         309
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1999              $  0        $0        $ 50,445       $(7,831)   $(39,150)     $ 778    $(28,293)     $    0
                                        ===========================================================================================


The accompanying notes to consolidated financial statements are integral part of these statements.

                             SCOVILL HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (All amounts expressed in thousands, except for share amounts, or as otherwise noted)

Note 1.   Basis of Presentation

  The consolidated balance sheets as of December 31, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and the period from November 26, 1997 ("Inception") to December 31, 1997 include the accounts of Scovill Holdings
Inc. ("Holdings") and Scovill Fasteners Inc. ("Fasteners"), a wholly-owned subsidiary of Holdings (collectively referred to as the "Company"). Scovill Acquisition Inc. ("SAI") and Holdings were formed by Saratoga Partners III,
L.P. ("Saratoga") to effect the acquisition of the Company. Under a Stock Purchase Agreement, SAI purchased all of the capital stock of KSCO Acquisition Corporation ("KSCO") on November 26, 1997 for a purchase price of approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection with the transactions). Concurrently with the acquisition, SAI merged with and into KSCO, and KSCO merged with and into Fasteners, with Fasteners surviving the mergers. The purchase of KSCO capital stock by SAI and the mergers of SAI and KSCO into Fasteners are together referred to herein as the "Saratoga Acquisition."

  The consolidated statements of operations, stockholders' equity and cash flows for the period from January 1, 1997 to November 26, 1997 include the accounts of KSCO and Scovill Fasteners Inc., a wholly-owned subsidiary of KSCO (collectively referred to as the "Predecessor-KSCO"), both of which are Delaware corporations.

  The Saratoga Acquisition and the related application of purchase accounting resulted in changes to the capital structure of the Predecessor-KSCO and the historical bases of various assets and liabilities. The effect of such changes significantly impairs comparability of the financial position and results of operations of the Company and the Predecessor-KSCO. Accordingly, a line has been used to separate the financial statements of the Company after the Saratoga Acquisition.

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

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and Cash Equivalents

  Cash includes cash and cash equivalents which consist of highly liquid investments, having original maturities of three months or less when acquired. Included in accounts payable as of December 31, 1999 and 1998 were $360 and $3,563 respectively of cash overdrafts.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all domestic inventories (excluding spare parts), which accounted for approximately 44.4% and 50.0% of all inventories as of December 31, 1999 and 1998, respectively. Cost for the remaining inventories is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and manufacturing overhead.


 Property, Plant and Equipment

  Property, plant and equipment purchased in the Saratoga Acquisition, as well as the acquisitions of PCI and Rau, are stated at fair market value as of the acquisition date, as prescribed by the purchase method of accounting. Subsequent purchases of property, plant and equipment are stated at cost, net of accumulated depreciation.

  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The following useful lives are used for recognizing depreciation expense for financial reporting purposes:

                 Leasehold improvements......................  lease term
                 Buildings and improvements..................  5-30 years
                 Attaching equipment.........................  8 years
                 Computer equipment..........................  3-5 years
                 Machinery, equipment and tooling............  3-12 years

  Major renewals and betterments which extend the useful life of an asset are capitalized; routine maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible Assets

  Intangible Assets at December 31, 1999 and 1998 consisted of the following:

                                                         1999
                                                     Accumulated
                                         Gross      amortization      Net
                                       ---------    ------------   ---------
  Goodwill  ........................   $ 79,057        $(4,497)    $ 74,560
  Trademarks  ......................     14,500           (755)      13,745
  Deferred financing fees  .........     12,348         (2,306)      10,042
  Covenants not to compete  ........      2,547         (2,072)         475
  Other  ...........................        115             --          115
                                       --------        -------     --------
                                       $108,567        $(9,630)    $ 98,937
                                       ========        =======     ========


                                                         1998
                                                     Accumulated
                                         Gross      amortization      Net
                                       ---------    ------------   ---------
  Goodwill  ........................   $ 86,174        $(2,339)    $ 83,835
  Trademarks  ......................     15,015           (549)      14,466
  Deferred financing fees  .........     11,797         (1,226)      10,571
  Covenants not to compete  ........      2,547         (1,416)       1,131
  Other  ...........................         86             --           86
                                       --------        -------     --------
                                       $115,619        $(5,530)    $110,089
                                       ========        =======     ========

  Goodwill and trademarks are amortized on a straight-line basis over 40 years. Deferred financing fees are amortized over the term of the related outstanding debt. Covenants not to compete represents an agreement with Alper, a former parent of Fasteners, and is amortized over 5 years.

  Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Should events or circumstances occur subsequent to any business acquisition which bring into question the realizable value or impairment of any component of goodwill, the Company will evaluate the remaining useful life and balance of goodwill, and make appropriate adjustments. The Company's policy with respect to the recoverability of goodwill includes an assessment of discounted projected future cash flows, before interest, using an estimated economic rate of return that would be customary in determining fair value in current markets for similar businesses.

     The Company recorded an impairment charge of $7.1 million related to goodwill which was originally allocated to fixed assets which the Company elected to dispose of in 1999. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets acquired. The impairment charge is recorded on the income statement in "Restructuring and asset impairment charge." The remaining goodwill will continue to be amortized over forty years.

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

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

  Stock

  The Company amended its Certificate of Incorporation in November 1999 to convert outstanding Series B Preferred Stock into Common Stock and increased the number of authorized shares of Common Stock from 6 million to 15 million shares. Options, which previously existed, were for a unit consisting of one share each of Common Stock and Series B Preferred Stock. All options now represent a unit consisting of two shares of Common Stock. Accordingly, all option and share information included herein has been adjusted to reflect the total number of common shares on a retroactive basis.

  Foreign Currency Translation

  The accounts of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are recorded as the cumulative foreign currency translation adjustment as a component of Accumulated Other Comprehensive Income. Realized gains and losses from foreign currency transactions during the periods ended December 31, 1999, 1998 and 1997 and November 26, 1997 were not material.

 Restructuring Charge

  During 1999, the Company recorded restructuring charges related to a profit improvement plan (the "Plan") designed to cut the operating costs of the Company through the outsourcing of the production of certain products previously manufactured by the Company. The charge consisted of (1) $7.1 million in goodwill impairment charge as discussed above; (2) $3.2 million of fixed assets written off as they were designated to be disposed of (3) $1.5 million in charges related to severance and trademark impairment charges related to the Company's European operations; (4) $0.5 million in severance costs for 21 employees terminated as a result of the Plan (of which $0.2 million was accrued December 31, 1999); and (5) $0.3 million in other miscellaneous charges.

   In connection with the Plan, the Company charged $2.7 million to cost of sales relating to reserves for discontinued inventory items created due to either low margin or low volume, $3.4 million to general and administrative expenses for costs related to implementing the Plan, $12.6 million to restructuring charge (all of which was non-cash) and $0.1 to other income. The charge to other income/expense includes $0.6 million related to legal fees from non-operating matters, $0.7 million of product development costs of abandoned projects, offset by $1.4 million of income resulting from an adjustment to the contract with a former parent for environmental obligations, plus $0.2 million of other miscellaneous charges related to the disposal of a division of the PCI product line.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Research and Development Costs

  Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amounted to $217, $199, $34 and $304, for the periods ended December 31, 1999, 1998 and 1997 and November 26, 1997, respectively and are classified as a component of "General and administrative expenses" in the accompanying consolidated statements of operations.


 Financial Instruments

  The Company has secured a substantial portion of its copper needs with primary vendor through June 2000. Due to the favorable pricing available, the Company secured pricing in lieu of hedging for 2000. The Company used futures contracts through early 1998 to manage its inventory, both to set pricing on purchases and to reduce the Company's exposure to price fluctuations. Under existing accounting literature, these activities are accounted for as hedging activities. To qualify as a hedge, the item must expose the Company to inventory pricing risk, and the related contract must reduce that exposure and be designated by the Company as a hedge. Additionally, to hedge expected transactions, the significant characteristics and expected terms of such transactions must be identified and it must be probable that the transaction will occur.

  Gains and losses on futures contracts, including gains and losses upon termination of the contract, are matched to inventory purchases and are included in the carrying value of inventory and charged or credited to cost of sales as such inventory is sold or used in production. There were no commodity options held at December 31, 1999 and 1998.

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

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Comprehensive Income

     The Company adopted SFAS 130 in the first quarter of fiscal 1998. SFAS 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 includes only net income (loss) and foreign currency translation.


Note 3.   Inventories

Inventories as of December 31, 1999 and 1998 consisted of the following:

                                             1999              1998
                                           -------------------------
   Raw Material.......................     $ 1,555           $ 1,901
   Work in Process....................       4,416             4,797
   Attaching Machine Spare Parts .....       7,822             8,219
   Finished Goods.....................       4,700             9,656
                                           -------           -------
                                           $18,493           $24,573
                                           =======           =======

The value of inventories is reported net of allowances for obsolete, slow-moving and discontinued product line inventory of $991 and $1,113 as of December 31, 1999 and 1998, respectively. If the FIFO method had been used to value all inventories, inventories would have been decreased by $610 and $862 at December 31, 1999 and 1998. In 1999, the partial liquidation of the 1997 LIFO base layer decreased cost of products sold by $334. In 1998, the impact of the partial liquidation of the 1997 LIFO base layer was inconsequential.


Note 4.   Property, Plant and Equipment

Property, plant and equipment as of December 31, 1999 and 1998 consisted of the following:

                                                  1999               1998
                                                ---------------------------
  Land and improvements......................   $    324            $   325
  Computer equipment and software............      2,458              2,329
  Buildings and improvements.................      7,735              7,570
  Attaching equipment........................     40,280             38,048
  Machinery, equipment and tooling...........     25,249             28,835
                                                --------            -------
                                                  76,046             77,107
  Accumulated depreciation...................    (15,300)            (7,686)
                                                --------            -------
                                                $ 60,746            $69,421
                                                ========            =======

   Depreciation expense was $9,775, $10,006, $440 and $5,077 for the periods ended December 31, 1999, 1998 and 1997 and November 26, 1997, respectively.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 5.    Accrued Liabilities

Accrued liabilities as of December 31, 1999 and 1998 consisted of the following:

                                       1999             1998
                                      -----------------------
  Salaries, wages and benefits.....   $1,580           $1,155
  Pension, current portion.........    2,360            1,107
  Deferred taxes...................       --            1,202
  Other............................    3,649            2,738
                                      ------           ------
                                      $7,589           $6,202
                                      ======           ======


Note 6.    Long-term Debt

Long-term debt as of December 31, 1999 and 1998 consisted of the following:

                                        1999                  1998
                                      -------------------------------
  Senior notes..................      $100,000               $100,000
  Term note.....................        25,500                 27,000
  Tranche B Loan................         8,000                     --
  Revolving line of credit......        14,878                 12,900
  Other.........................         1,345                  1,173
  Capital lease obligations.....           206                    250
                                      --------               --------
                                       149,929                141,323
  Less--Current maturities......          (910)                (3,530)
                                      --------               --------
  Total long-term debt..........      $149,019               $137,793
                                      ========               ========

Senior Notes

  The Notes are guaranteed by Holdings. Holdings has no operations other than the payment of a management fee to Saratoga (See Note 13.) The Notes and the guarantee are senior unsecured obligations of the Company and Holdings and bears interest at 11.25% per annum. Interest on the Notes is payable semi-annually on May 30 and November 30 of each year and mature on November 26, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 30, 2002, at redemption prices as defined, plus accrued and unpaid interest and Liquidated Damages, as defined. Upon the occurrence of a change in control, as defined, the Company will be required to make an offer to purchase all or any part of each holder's Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, to the date of the purchase.

   All balance sheet amounts are identical between Holdings and Fasteners for each of December 31, 1999 and 1998. The statement of operations for Holdings for the year ended December 31, 1999 and 1998 includes a management fee to Saratoga included in general and administrative expenses for $600 and $658, respectively which is not reflected in Fasteners.

Credit Facility

  In connection with the Acquisition, Fasteners entered into a Credit Facility, consisting of a $28,000 Term Loan and a $25,000 Revolving Credit Facility. Borrowings under the Credit Facility are collateralized by all of Fasteners' assets. Borrowing availability under the Revolving Credit Facility is subject to limitations based on eligible accounts receivable, eligible inventory and maximum over advance allowance, as defined. The Credit Facility, as amended,

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

allows Fasteners to choose among interest rate options of LIBOR plus 3.0% to 3.25% or the Base Rate plus 2.0% to 2.25%. The Credit Facility requires that Fasteners meet certain covenants which, among other things, requires the maintenance of ratios related to leverage and cash flow and limits the level of capital expenditures and operating leases. The Credit Facility requires an annual commitment fee of 0.5% of the total unused commitment, less letters of credit and amounts borrowed, and requires Fasteners to make quarterly payments of accrued interest outstanding on the Term Loan and the Revolving Credit Facility.

  In November 1999, the Company entered into an amendment to the Credit Facility (the "Facility Amendment") which adjusted the Credit Facility's financial covenants and provided an additional term loan of $10 million (the "Tranche B Loan"). The Facility Amendment adjusted the Credit Facility's fixed charge coverage ratio covenant, funded indebtedness to EBITDA ratio covenant and adjusted the amortization schedule of the Term Loan. The new $10 million Tranche B Loan was funded through lenders including owners of the Company. The new Tranche B Loan bears interest at 17.5%, will mature in November 2004, and is subject to the requirements and conditions set forth in the Facility Amendment and Credit Facility. The Tranche B Loan does not require cash interest or principal payments until final maturity. The Company borrowed $8 million under the Tranche B Loan in November 1999 and used the proceeds to fund an interest payment on its Notes and for other working capital purposes.

  As of December 31, 1999, Fasteners had borrowings of $25,500 (at LIBOR) outstanding under the Term Loan with $14,878 outstanding under the Revolving Credit Facility and $3,222 of unused credit availability. As of December 31, 1998, Fasteners had borrowings of $27,000 (at LIBOR) outstanding under the Term Loan with $12,900 outstanding under the Revolving Credit Facility and $6,460 of unused credit availability. The Credit Facility expires in November 2007. Under the Credit Facility, interest rates ranged from 7.7% at LIBOR to 10.75% at Base Rate and the weighted average interest rate was 8.5% for the year ended December 31, 1999. The interest rate was 9.39% at LIBOR and 10.75% at Base Rate at December 31, 1999. As of December 31, 1999, the Company believes that it is in compliance with all provisions of its various loan agreements.

  The Company's Tranche B Loan allows the Company to borrow up to $2 million solely for the use of funding additional consideration pursuant to a management consulting arrangement the Company entered into during 1999. Such borrowing is subject to certain conditions precedent set forth in the Tranche B Loan and the Credit Facility.

Other debt at December 31, 1999 and 1998 includes outstanding obligations of Scovill-Europe.

Maturities, excluding capital lease obligations, of long-term debt as of December 31, 1999 are as follows:

           2000.................................    $    789
           2001.................................       3,430
           2002.................................       6,264
           2003.................................      31,173
           2004.................................       8,041
           Thereafter...........................     100,026
                                                    --------
                                                    $149,723
                                                    ========

  The carrying value of long-term debt at December 31, 1999 and 1998 approximates fair value.

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


Note 7.   Other Long Term Liabilities

  Other long term liabilities as of December 31, 1999 and 1998 consisted primarily of liabilities for environmental matters of $1,576 and $3,005 at December 31, 1999 and 1998, respectively.


Note 8.   Other Expense

   Other expense for the year ended December 31, 1999 included income of $1.4 million related to the settlement of an environmental liability, $0.6 million of expense related to legal fees incurred for non-operating matters, $0.7 million of product development costs for abandoned projects, $0.2 million for the loss on sale of a division and $0.2 million of other expenses.


Note 9.   Lease Commitments

Operating Leases

  Fasteners leases office space, office equipment and vehicles for various periods through the year 2004 and it is expected in the normal course of operations that the leases may be extended or replaced. Certain leases provide for contingent rentals based upon additional usage of equipment and vehicles in excess of a specified minimum. Leases for real estate generally include options to renew for periods ranging from one to ten years. At December 31, 1999, future minimum annual rental commitments are as follows:

              2000..............................      $474
              2001..............................       217
              2002..............................       111
              2003..............................        93
              2004 and thereafter...............        12
                                                      ----
              Total minimum lease payments......      $907
                                                      ====

  Rental expense for operating leases was $1,225, $1,182, $493 and $5,422 for the periods ended December 31, 1999, 1998 and 1997 and November 26, 1997, respectively.

Note 10.    Restructuring and Asset Impairment Charge

  During 1999, the Company recorded restructuring charges related to a profit improvement plan (the "Plan") designed to cut the operating costs of the Company through the outsourcing of the production of certain products previously manufactured by the Company. The charge consisted of (1) $7.1 million in goodwill impairment charge as discussed above; (2) $3.2 million of fixed assets written off as they were designated to be disposed of (3) $1.5 million in charges related to severance and trademark impairment charges related to the Company's European operations; (4) $0.5 million in severance costs for 21 employees terminated as a result of the Plan (of which $0.2 million was accrued December 31, 1999); and (5) $0.3 million in other miscellaneous charges.

   In connection with the Plan, the Company charged $2.7 million to cost of sales relating to reserves for discontinued inventory items created due to either low margin or low volume, $3.4 million to general and administrative expenses for costs related to implementing the Plan, $12.6 million to restructuring charge (all of which was non-cash) and $0.1 to other income. The charge to other income/expense includes $0.6 million related to legal fees from non-operating matters, $0.7 million of product development costs of abandoned projects, offset by $1.4 million of income resulting from an adjustment to the contract with a former parent for environmental obligations, plus $0.2 million of other miscellaneous charges related to the disposal of a division of the PCI product line.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 11.    Income Taxes

  The following is a summary of the components of income (loss) before income taxes and extraordinary loss:

                                              Company                             Predecessor - KSCO
                  ------------------------------------------------------------    ------------------
                                                                                     Period from
                                                                Period from        January 1, 1997
                        Year Ended          Year Ended          Inception to       To November 26,
                    December 31, 1999   December 31, 1998    December 31, 1997           1997
                  ------------------------------------------------------------    ------------------
  Domestic......        $(28,693)           $(15,015)                $  (6)              $  505
  Foreign.......            (998)                734                  (698)               1,926
                        --------            --------                 -----               ------
                        $(29,691)           $(14,281)                $(704)              $2,431
                        ========            ========                 =====               ======

  The provision for income taxes consists of the following:

                                              Company                             Predecessor - KSCO
                  ------------------------------------------------------------    ------------------
                                                                                     Period from
                                                                Period from        January 1, 1997
                        Year Ended          Year Ended          Inception to       To November 26,
                    December 31, 1999   December 31, 1998    December 31, 1997           1997
                  ------------------------------------------------------------    ------------------
  Current......         $    --             $   --               $(1,360)               $1,065
  Deferred.....          (1,521)             (4,895)               1,440                  (415)
  Foreign......             432                 151                 (118)                  462
                        -------             -------              -------                ------
                        $(1,089)            $(4,744)             $   (38)               $1,112
                        =======             =======              =======                ======

  The difference between the United States Federal statutory income tax rate and the consolidated effective income tax rate is summarized as follows:

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                            Company                             Predecessor - KSCO
                                  ----------------------------------------------------------    ------------------
                                                                                                  Period from
                                                                             Period from        January 1, 1997
                                     Year Ended          Year Ended          Inception to       To November 26,
                                  December 31, 1999   December 31, 1998    December 31, 1997           1997
                                  ----------------------------------------------------------    ------------------
Federal income tax (benefit)
 expense at statutory rates.......    $(10,095)          $(4,856)               $(239)               $  827

State income tax (benefit)
 provision, net of federal taxes...     (1,485)             (714)                 (35)                  122

Valuation Allowance................      4,838                --                   --                    --
Benefit for net operating
  Losses...........................         --                --                   --                  (362)
Amortization of goodwill/
  deferred financing fees..........        842               852                   56                   552

Non-deductible Goodwill
  Impairment.......................      4,334                --                   --                    --
Foreign tax impact.................        432               (61)                 175                    65
Other..............................         45                35                    5                   (92)
                                      --------           -------                -----                ------
                                      $ (1,089)          $(4,744)               $ (38)               $1,112
                                      ========           =======                =====                ======

  Deferred tax consequences of significant temporary differences are as follows as of December 31, 1999 and 1998:

                                                                 1999           1998
                                                            ----------------------------
Deferred tax liabilities:
   Fixed assets...........................................      $(16,261)     $(16,376)
   Trademarks.............................................        (5,237)       (5,548)
   Inventories............................................          (155)       (1,081)
   Other..................................................           (48)          (46)
                                                                --------      --------
                                                                 (21,701)      (23,051)
                                                                --------      --------
Deferred tax assets:
   NOL carry forward (expiring in 2012 and 2018).........         17,617        10,892
   Pension and Postretirement health and life benefits...          8,078         9,242
   Environmental matters.................................            610         1,172
   Other.................................................            234           224
                                                                --------      --------
                                                                  26,539        21,530
                                                                --------      --------
Net tax (liability) asset................................          4,838        (1,521)
                                                                --------      --------
Valuation allowance......................................         (4,838)           --
                                                                --------      --------
                                                                $      -      $ (1,521)
                                                                ========      ========

Note 12.   Pension And Other Employee Benefit Plans

 Pension Plan and Postretirement Plan

  Fasteners sponsors noncontributory defined benefit pension plans. On December 31, 1994, Fasteners curtailed future benefits attributable to participants of its pension plans. The effect of this curtailment resulted in the elimination of defined pension benefits for all future services of active employees participating in the plans. Additionally, Fasteners assumed the obligations of two pension plans sponsored by PCI. The PCI plans were merged with the Fasteners' plans effective March 31, 1996.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company will contribute $2,360 to its pension plan for each of the years 2000 and 2001.

  Fasteners has an additional defined benefit non-qualified pension plan covering former employees and former employees of PCI. The pension liability relating to this plan was $865 and $1,131 at December 31, 1999 and 1998, respectively of which $710 and $972 was classified as long-term at December 31, 1999 and 1998, respectively. Pension expense for this plan was $81, $83, $7 and $77 for the periods ended December 31, 1999 and 1998 and 1997 and November 26, 1997, respectively.

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

                                                                     Pension Plan         Postretirement Benefit Plan
                                                                ----------------------    ---------------------------
                                                                     December 31,                 December 31,
                                                                  1999          1998           1999          1998
                                                                ----------------------    ---------------------------
Change in benefit obligation
Benefit obligation at beginning of year........................ $29,892        $29,364       $13,796        $14,451
Interest cost..................................................   2,059          2,018         1,169          1,019
Gain/Loss on obligation........................................    (902)         1,674           146             --
Benefits paid..................................................  (3,079)        (3,164)       (1,799)        (1,674)
                                                                -------        -------       -------        -------
Benefit obligation at end of year..............................  27,970         29,892        13,312         13,796
Less fair value of plan assets.................................  19,635         19,221            --             --
                                                                -------        -------       -------        -------
Obligation in excess of plan assets............................   8,335         10,671        13,312         13,796
Unrecognized net loss (gain)...................................    (933)           300            --             --
                                                                -------        -------       -------        -------
Accrued pension/postretirement costs...........................   9,268         10,371        13,312         13,796
Less current portion...........................................   2,360          1,107            --             --
                                                                -------        -------       -------        -------
Long-term liabilities.......................................... $ 6,908        $ 9,264       $13,312        $13,796
                                                                =======        =======       =======        =======
                                                                     Pension Plan         Postretirement Benefit Plan
                                                                ----------------------    ---------------------------
                                                                     December 31,                 December 31,
                                                                  1999          1998           1999          1998
                                                                ----------------------    ---------------------------
Fair value of plan assets at the beginning of the year......... $19,221        $20,272          N/A           N/A
Actual return of plan assets...................................   2,508          2,113
Employer contributions.........................................     985             --
Benefits paid..................................................  (3,079)        (3,164)
Fair value of plan assets at end of year....................... $19,635        $19,221
                                                                =======        =======

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Net pension and postretirement benefit cost consisted of the following:

                                                                         Pension Plan
                                      --------------------------------------------------------------------------------
                                                                 Company                             Predecessor-KSCO
                                      -----------------------------------------------------------   ------------------
                                                                                   Period from          Period from
                                            Year Ended          Year Ended         Inception to     January 1, 1997 to
                                        December 31, 1999   December 31, 1998   December 31, 1997    November 26, 1997
                                      -----------------------------------------------------------   ------------------
Interest cost......................          $ 2,059             $ 2,018               $ 177              $ 1,945
Service cost.......................               --                  --                  --                   --
Actual return on plan assets..........        (1,874)             (2,113)               (122)              (1,340)
Net amortization and deferral.........            --                 426                 (31)                (343)
                                             -------             -------               -----              -------
Net periodic benefit cost.............       $   185             $   331               $  24              $   262
                                             =======             =======               =====              =======

                                                                 Postretirement Benefit Plan
                                      --------------------------------------------------------------------------------
                                                                 Company                             Predecessor-KSCO
                                      -----------------------------------------------------------   ------------------
                                                                                   Period from         Period from
                                           Year Ended          Year Ended         Inception to      January 1, 1997 to
                                        December 31, 1999   December 31, 1998   December 31, 1997   November 26, 1997
                                      -----------------------------------------------------------   ------------------
Interest cost.........................      $ 1,169             $ 1,019               $  86              $   942
Service cost..........................           --                  --                  --                   --
Actual return on plan assets..........           --                  --                  --                   --
Net amortization and deferral.........          146                  --                  --                   --
                                            -------             -------               -----              -------
Net periodic benefit cost.............      $ 1,315             $ 1,019               $  86              $   942
                                            =======             =======               =====              =======

  An increase or decrease in the health care cost trend rate of one percentage point would have the following effect on the postretirement cost and obligation as of December 31, 1999:

                                                            1% point           1% point
                                                            Increase           Decrease
                                                     ---------------------------------------
Effect on total service and interest cost components         $ (76)             $   84
Effect on postretirement obligation                           (981)              1,086

  The following is a summary of assumptions used to reflect expectations of future economic conditions as they relate to Fasteners' pension and postretirement plans:

Weighted-average assumptions as of               Pension Plan               Postretirement Benefit Plan
December 31                                    1999         1998            1999                   1998
---------------------------------------------------------------------------------------------------------
Discount rate                                   8.00%       7.25%           8.00%                  7.25%
Expected return on plan assets                 10.00%       9.00%           N/A                    N/A

  For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000; the rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported.

  401(k) Plan

  Fasteners sponsors a 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. Employer contributions are equal to 50% of employee contributions, up to 5% of the participant's annual salary, subject to certain limitations. Fasteners' contributions to this plan were $264, $291, $24 and $261 for the periods ended December 31, 1999, 1998 and 1997 and November 26, 1997, respectively.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Stock Options

  During October 1995, Fasteners granted certain executives options to purchase a total of 727,000 shares of common stock. These options vested immediately upon a change in control or over a three-year period upon achievement of specified performance targets. As of December 31, the options are summarized as follows:

                                                     1999              1998              1997
                                               ------------------------------------------------------
  Options outstanding, beginning of year......      180,688           180,688           727,000
  Options outstanding, end of year............      180,688           180,688                --
  Options exercisable.........................           --                --                --
  Options granted--Predecessor-KSCO...........           --                --           242,000
  Exercise price..............................     $   2.56          $   2.56          $   2.56
  Grant date..................................   February 1997     February 1997     February 1997
  Options exercised/surrendered...............           --                --           788,312

  On the date of the Saratoga Acquisition, outstanding options that had not been exercised were to be rolled into options of the Company at equivalent economic values. Agreements have been executed for two of the four individuals who rolled over options representing 180,688 options. For the remaining two individuals, option agreements for 127,624 options have not yet been finalized and such options are considered surrendered in the above table during 1997 and remain unissued as of December 31, 1999. Options represent a unit consisting of two shares of Common Stock.

  Fasteners adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("SFAS 123"). Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost of Fasteners' stock options granted been determined consistent with the provisions of SFAS 123, Fasteners' compensation expense would have increased by approximately $0, $0, $0 and $126 for the year ended December 31, 1999 and 1998, the period from Inception to

December 31, 1997 and January 1, 1997 to November 26, 1997, respectively, based on a risk free rate of return of 7.0% and an expected 5 year life of the options.


Note 13.   Related Party Transactions

  Holdings entered into a management agreement with Saratoga in which Holdings pays $150 per quarter to Saratoga. Such payment is funded with a dividend from Fasteners and is recorded as an operating expense of Holdings. During 1999 and 1998, the Company recorded $600 and $658 of management fees to Saratoga representing management fees for the year ended December 31, 1999 and for the period from November 26, 1997 to December 31, 1998, respectively. No such payments were made from Inception through December 31, 1997. Additionally, the Company paid Saratoga $83 for fees related to the Facility Amendment in December 1999. At December 31, 1999 accrued liabilities includes $300 in unpaid management fees.

   Pursuant to a management agreement, Kohlberg provided Fasteners with general corporate administrative services. Kohlberg received a management fee to recover its operating expenses based upon an allocation of time devoted to Fasteners. The management fee was $451 for the period ended November 26, 1997.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 14.   Commitments And Contingencies

  Fasteners is occasionally made a party to litigation, claims and assertions from outside parties during the normal course of business. Management does not believe that the unfavorable resolution of any such matters currently existing would have a material unfavorable impact upon the Company's financial position or results of operations.

As a result of Fasteners' almost 200 years of industrial operations, Fasteners is involved in environmental protection matters relating to the discharge of materials into the environment and new such matters arise from time to time. Fasteners is involved in clean-ups of a current and a former operating location. In general, Fasteners has established accruals for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. At December 31, 1999, Fasteners has accruals for environmental matters of $1,576 which are not anticipated to be of a capital nature. Of the total reserve for environment liabilities, $1,250 represents the maximum contractual payments to a former parent. The reliability and precision of the loss estimates are affected by numerous factors, such as the complexity of investigation and remediation, the stage of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. Fasteners adjusts its accruals from time to time as a result of changes in performance standards, remediation technology, available information and other relevant factors. The expected payments for environmental obligations consist of $23 in 2000, $223 in 2001, $473 in 2002 , $623 in 2003
and $504  thereafter.


Note 15.   Business Segments

  The Company's businesses are organized and internally reported as three segments: Apparel, Industrial, and European operations. The European operations include some of the same products as both apparel and industrial. However, the European operations are managed separately and thus reported as a separate segment. Sales are reported and classified based on the customers' location.

  The Company's customers include many large and well-known apparel and industrial manufacturing companies. In each of calendar 1999 and 1998, no single customer accounted for more than 8% of the Company's total net sales, and the Company's ten largest customers accounted for approximately 33% and 30%, respectively of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one customer segment and to fashion trends.

                                                                                  Other /
 Business Segment                                                                European            Total
    Information               Year       Apparel         Industrial (1)        Operations (2)       Company
-----------------------------------------------------------------------------------------------------------
Net Sales                     1999       $52,330            $27,157               $ 9,703           $89,190
                              1998        53,444             28,161                10,871            92,476
                              1997        53,262             31,698                10,901            95,861

Operating Income (3)          1999       $14,279            $ 4,774               $   646           $19,699
                              1998        13,539              5,139                   624            19,302
                              1997        13,990              6,773                 1,373            22,136


Identifiable Assets           1999       $47,730            $ 9,742               $ 6,035           $63,507
                              1998        56,396              8,789                 7,438            72,623

(1)  Includes all Canadian operations.
(2)  Represents Scovill-Europe operations.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization, restructuring and asset impairment charge, charges the Company has deemed to be non-recurring for internal reporting purposes and management fees.

The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                     1999            1998           1997
-----------------------------------------------------------------------------------------
Operating income from reportable segments         $ 19,699        $ 19,302        $22,136
Depreciation                                        (9,775)        (10,006)        (5,517)
Amortization                                        (3,309)         (3,938)        (3,076)
Lease expense                                           --              --         (4,719)
Management fee                                        (600)           (658)          (451)
Other non-recurring charges                         (6,005)             --             --
Restructuring charge                               (12,598)         (2,968)            --
                                                  --------        --------        -------
Total operating income (loss)                     $(12,598)       $  1,732        $ 8,373
                                                  ========        ========        =======

The following is a reconciliation of identifiable assets from reportable segments to the financial statements:

                                                                   1999           1998
                                                               --------------------------
Identifiable assets from reportable segments                     $ 63,507       $ 72,623
Identifiable assets not identifiable by reportable segment        127,946        144,644
                                                                 --------       --------

Total identifiable assets                                        $191,453       $217,267
                                                                 ========       ========


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


                                  Scovill Holdings Inc.
                                  Scovill Fasteners Inc.


                                        /s/   John H. Champagne
                                        ------------------------
                                              John H. Champagne,
                                                  President
                                            Date: March 30, 2000

  Each person whose signature appears below hereby constitutes and appoints John
H. Champagne and Martin A. Moore the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JOHN H. CHAMPAGNE         President                         March 30, 2000
--------------------------
    John H. Champagne

/s/ MARTIN A. MOORE           Executive Vice President and      March 30, 2000
--------------------------    Chief Financial Officer and
    Martin A. Moore           Principal Accounting Officer


/s/ WILLIAM F. ANDREWS        Chairman of the Board             March 30, 2000
--------------------------
    William F. Andrews


/s/ CHRISTIAN L. OBERBECK     Director                          March 30, 2000
--------------------------
    Christian L. Oberbeck

/s/ KIRK R. FERGUSON          Director                          March 30, 2000
--------------------------
    Kirk R. Ferguson

                                                                     SCHEDULE II

                             SCOVILL HOLDINGS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                      ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999. 1998 AND 1997



                                                   Balance at Beginning    Additions charged to      Deductions from     Balance at
                 Classification                         of Period           costs and expenses           reserve       end of period
------------------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS DEDUCTED FROM
 THE ASSETS TO WHICH THEY APPLY:
(1) For the year ended December 31, 1999                 $1,132                    $921                    $331          $1,722
                                                         ======                    ====                    ====          ======
(1) For the year ended December 31, 1998                 $  894                    $677                    $439          $1,132
                                                         ======                    ====                    ====          ======
(1) For the period from November 26, 1997 to
    December 31, 1997                                    $  879                    $ 20                    $  5          $  894
                                                         ======                    ====                    ====          ======
(2) For the period from January 1, 1997 to
    November 26, 1997                                    $  640                    $346                    $107          $  879
                                                         ======                    ====                    ====          ======

(1)  The Company
(2)  Predecessor - KSCO