Form 10-Q
period 2000-03-31
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 2000-05-12
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                   FORM 10-Q
                                 _____________

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                       FROM _______________ TO __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
               requirements for the past 90 days.   Yes /X/  No

Number of shares of Common Stock outstanding as of April 15, 2000 was 9,311,000.

                             SCOVILL HOLDINGS INC.
                             SCOVILL FASTENERS INC.

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2000

                               TABLE OF CONTENTS



PART I  - FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   ------------
Item 1.  Financial Statements -
        Consolidated Balance Sheets  at March 31, 2000 and December 31, 1999.....................        3
        Consolidated Statements of Operations for the three months ended March 31,
        2000 and 1999............................................................................        4
        Consolidated Statements of Cash Flows for the three months ended March 31,
        2000 and 1999............................................................................        5
        Notes to Consolidated Financial
        Statements...............................................................................        6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations...............................................................................        7

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings........................................................................    11
Item 2.     Changes in Securities and Use of Proceeds  ..............................................    11
Item 3.     Defaults Upon Senior Securities   .......................................................    11
Item 4.     Submission of Matters to a Vote of Security Holders   ...................................    11
Item 5.     Other Information   .....................................................................    11
Item 6.     Exhibits and Reports on Form 8-K   ......................................................    11
SIGNATURES...........................................................................................    12

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                                              March 31,          December 31,
                                                                                                2000                1999
                                                                                             (Unaudited)
                                                                                         ---------------------------------------
ASSETS
Current Assets
Cash and cash equivalents  ................................................................    $  1,376            $    405
Accounts receivable, net of allowances of $1,706 and $1,722, respectively  ................      15,145              12,350
Inventories  ..............................................................................      18,191              18,493
Other .....................................................................................         878                 522
                                                                                               --------            --------
Total Current Assets ......................................................................      35,590              31,770
                                                                                               --------            --------
Property, Plant and Equipment, Net  .......................................................      59,005              60,746
Intangible Assets  ........................................................................      97,917              98,937
                                                                                               --------            --------

                                                                                               $192,512            $191,453
                                                                                               ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt  .....................................................    $    852            $    910
Accounts payable  .........................................................................       7,398               5,200
Accrued liabilities  ......................................................................       8,443               7,589
Accrued interest  .........................................................................       4,321               1,184
                                                                                               --------            --------
Total Current Liabilities  ................................................................      21,014              14,883
                                                                                               --------            --------
Long-Term Liabilities
Revolving credit facility   ...............................................................      13,367              14,878
Long-term debt  ...........................................................................     134,272             134,141
Employee benefits  ........................................................................      20,761              21,233
Other......................................................................................       2,172               2,076
                                                                                               --------            --------
Total Long-Term Liabilities  ..............................................................     170,572             172,328
                                                                                               --------            --------
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
200,000 shares authorized, none issued at March 31, 2000 and 1999 (liquidation
 preference of $100 per share).............................................................          --                  --
                                                                                               --------            --------
Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued and outstanding at March 31, 2000 and
 1999.....................................................................................
Series B Preferred Stock, $.0001 par value, 6,000,000 shares authorized, none and
4,655,500 shares issued and outstanding at March 31, 2000 and 1999, respectively                     --                  --
Common Stock, $.0001 par value, 15,000,000 shares authorized, 9,311,000 and
 4,655,500 shares issued and outstanding at March 31, 1999 and 1998, respectively .........          --                  --
Additional paid-in capital--preferred  ....................................................      49,942              49,942
Additional paid-in capital--common  .......................................................         503                 503
Predecessor basis adjustment  .............................................................      (7,831)             (7,831)
Retained earnings (deficit)  ..............................................................     (42,440)            (39,150)
Accumulated other comprehensive income ....................................................         752                 778
                                                                                               --------            --------
Total Stockholders' Equity ................................................................         926               4,242
                                                                                               --------            --------
                                                                                               $192,512            $191,453
                                                                                               ========            ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                                 (in thousands)


                                                            Three Months Ended March 31,
                                                  2000 (Unaudited)               1999 (Unaudited)
                                             --------------------------------------------------------------
Net sales  ................................................     $ 22,860                        $22,357
Cost of sales  ............................................       16,303                         16,582
                                                                --------                        -------
Gross profit  .............................................        6,557                          5,775
Selling, general and administrative
expenses  .................................................        4,030                          3,773
Amortization expense  .....................................          731                            866
                                                                --------                        -------
Operating income  .........................................        1,796                          1,136
Other (income) expense  ...................................          478                           (106)
Interest expense  .........................................        4,591                          3,866
                                                                --------                        -------
Income (loss) before income tax
 provision (benefit).......................................       (3,273)                        (2,624)
Income tax provision (benefit)  ...........................           17                           (881)
                                                                --------                        -------
Net income (loss)  ........................................     $( 3,290)                       $(1,743)
                                                                ========                        =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                            Three Months ended March 31,
                                                                    2000 (Unaudited)            1999 (Unaudited)
                                                             -------------------------------------------------------
Cash Flows from Operating Activities:
Net income (loss) available to common stockholders..........................     $(3,290)                    $(1,743)
Adjustments to reconcile net income (loss) available to
 common stockholders to net cash provided by (used in)
 operating activities:
Depreciation and amortization...............................................       3,618                       3,682
Deferred income taxes  .....................................................          --                        (913)
Non-operating Preferred Stock Dividends.....................................          --                          --
Changes in operating assets and liabilities:
Accounts receivable, net  ..................................................      (2,795)                     (1,744)
Inventories  ...............................................................         302                        (663)
Other current assets  ......................................................        (356)                       (196)
Accounts payable  ..........................................................       2,198                      (1,074)
Accrued liabilities  .......................................................       4,291                       3,297
Other assets and liabilities  ..............................................        (853)                         94
                                                                                 -------                     -------
Net cash provided by (used in) operating activities.........................       3,115                       2,888
                                                                                 -------                     -------
Cash Flows from Investing Activities:
Additions to property, plant and equipment..................................        (706)                     (1,166)
                                                                                 -------                     -------
Net cash used in investing activities.......................................        (706)                     (1,166)
                                                                                 -------                     -------
Cash Flows from Financing Activities:
Net (repayments) borrowings on line of credit...............................      (1,511)                       (350)
Net (repayments) borrowings of long-term debt  .............................          73                        (946)
                                                                                 -------                     -------
Net cash (used in) provided by financing activities.........................      (1,438)                     (1,296)
                                                                                 -------                     -------
Net Increase (Decrease) in Cash.............................................         971                         426
Cash at Beginning of Period.................................................         405                         293
                                                                                 -------                     -------
Cash at End of Period.......................................................     $ 1,376                     $   719
                                                                                 =======                     =======

Supplemental Disclosure of Cash Flow Information
Interest paid  .............................................................     $ 1,140                     $   906
                                                                                 =======                     =======
Income taxes paid  .........................................................     $    16                     $    60
                                                                                 =======                     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (All amounts expressed in thousands, or as otherwise noted)


Note 1.    Basis of Presentation and Business

     The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries (together with Holdings, the "Company") as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999.

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and include all adjustments, consisting only of normal recurring adjustments which are in the opinion of the Company necessary for a fair presentation of the results of the interim periods. The operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.


Note 2.   New Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by statement of Financial Accounting Standards No 137, will be effective for the Company's fiscal year 2001. Management believes that this Statement will not have a significant impact on the Company's financial condition or results of operations.


Note 3.   Comprehensive Income

     Other comprehensive income (loss) for the three months ended March 31, 2000 and 1999 includes only foreign currency translation. The calculation of comprehensive income is as follows:

                                                            March 31, 2000           March 31, 1999
                                                    -------------------------------------------------

Net Income (Loss)                                             $(3,290)                 $(1,743)
Foreign Currency Translation Adjustments                          (26)                    (403)
                                                              -------                  -------
Comprehensive Income (Loss)                                   $(3,316)                 $(2,146)
                                                              =======                  =======

  Note 4.  Inventories

     Inventories consisted of the following at:

                                            March 31, 2000                      December 31, 1999
                               ----------------------------------------------------------------------------
Raw materials                                 $ 1,293                               $ 1,555
Work in process                                 3,665                                 4,416
Attaching machine spare parts                   7,859                                 7,822
Finished goods                                  5,374                                 4,700
                               ----------------------------------------------------------------------------
                                              $18,191                               $18,493
                               ============================================================================


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


Business Segment           Three Months ended                                            European             Total
 Information                    March 31,          Apparel       Industrial (1)        Operations (2)         Company
--------------------------------------------------------------------------------------------------------------------------
Net Sales                         2000             $14,021          $7,102                $1,737              $22,860
                                  1999             $13,207          $6,455                $2,695              $22,357

Operating Income (3)              2000             $ 3,913          $2,216                $  342              $ 6,471
                                  1999             $ 3,403          $1,014                $  263              $ 4,680

(1)  Includes all Canadian operations.
(2)  Represents Scovill-Europe operations.
(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization and management fees.

  The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                       Three Months Ended March 31,
                                                      2000                       1999
-------------------------------------------------------------------------------------
Operating income from reportable segments           $6,471                     $4,680
Less:
  Depreciation                                       2,573                      2,528
  Amortization                                         731                        866
  Other Corporate Charges                            1,371                        150
                                            -----------------------------------------
  Total operating income                            $1,796                     $1,136
                                            =========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the risks and uncertainties inherent in doing business abroad, the volatility of the price of raw materials; increasing domestic and foreign competition; increasingly complex and stringent environmental laws and regulations; the highly leveraged nature of the Company, its substantial debt service requirements and the substantial operating and financing restrictions on the Company by the terms of its Credit facility, the Indenture governing its 11.25% Senior Subordinated Notes and the other agreements governing the Company's indebtedness; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with the Company's publicly-filed reports.


Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

Net Sales    Net sales increased $0.5 million, or 2.2% from $22.4 million to
$22.9 million. Such increase was partially attributable to higher Apparel Group revenues which increased $0.8 million or 6.1% from $13.2 million to $14.0 million primarily due to increased demand for jeans fasteners and hardware through the Company's Duramark product line. Duramark revenues (including the Company's Mexican Subsidiary) increased $1.0 million or 16.3%. Industrial revenues also increased $0.6 million or 10.0% from $6.5 million to $7.1 million primarily from increased DOT revenues. The Company's European revenues decreased $1.0 million or 55% from $2.7 million to $1.7 million due to significantly reduced product offerings.

Gross Profit    Gross profit increased $0.8 million, or 13.8% from $5.8 million to $6.6 million, which is primarily attributable to the increase in revenues discussed above and as a result of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Selling, General and Administrative Expenses ("SG&A") SG&A increased $0.2 million, or 6.8%, from $3.8 million to $4.0 million due to one time expenses and fees related to implementation of the profit improvement plan referred above. SG&A was 17.6% of sales for the three months ended March 31, 2000 compared to 16.9% for the three months ended March 31, 1999.

Operating Income    Operating income increased $0.7 million primarily as a
result of a increase in gross profit of $0.8 million.

Interest Expense    Interest expense increased by $0.7 million as a result of
higher average outstanding balances under a Revolving Credit Facility at March 31, 2000 compared to March 31, 1999 and accrued interest related to the Tranche B term loan.

Income Tax Provision (Benefit)    The income tax provision was negligible in the
three months ended March 31, 2000 compared to a benefit of $0.9 million in the three months ended March 31, 1999.

Net Income (Loss)    The net loss available to common stockholders was $2.7
million for the three months ended March 31, 2000 and $1.7 million for the three months ended March 31, 1999 attributable to the factors discussed above.

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

  Historically, the Company derived its cash from funds generated by operations
and from third-party financings.   As of March 31, 2000 and December 31, 1999,
$13.4. million and $14.9 million of borrowings were outstanding under the Revolving Credit Facility with $4.8 million of availability at March 31, 2000. The Company's sources of funds may include income from operations and borrowings under the Revolving Credit Facility. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements over the next twelve months and beyond. The Credit Facility also contains restrictive financial covenants that must be met on a quarterly basis, and there can be no assurances that the Company will be able to remain in compliance with these covenants in subsequent periods. However, in the event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available on terms acceptable to the Company.

  Scheduled debt repayments under the Credit Facility and the Notes are $0.3 million in 2000, $3.0 million in 2001, $6.0 million in 2002, $31.1 million in 2003, $8.0 million in 2004 and $100.0 million (representing the Notes) thereafter.


EBITDA

  EBITDA is defined for purposes of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, restructuring and asset impairment charge, non-recurring charges and management fees paid by the Company to its parent company (Saratoga).

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

  EBITDA increased $1.8 million, or 38.3% , from $4.7 million to $6.5 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, primarily as a result of increased sales and lower costs as a result of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Cash Flows

  Net cash provided by the Company's operating activities was $3.1 million for the first three months of 2000 compared to $2.9 million for the first three months of 1999. Principal working capital changes included increases of $2.8 million in accounts receivable, and a net increase of accounts payable and accrued liabilities of $6.5 million. The Company's cash used in investing activities during the first three months of 2000 was $0.7 million for capital expenditures. Net cash used in financing activities was $1.4 million, which represents repayment of borrowings under the Revolving Credit Facility.

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


                                  Scovill Holdings Inc.
                                  Scovill Fasteners Inc.



Date:  May 12, 2000               /s/   John H. Champagne
                                  ------------------------
                                  John H. Champagne,
                                  President



Date:  May 12, 2000               /s/   Martin A. Moore
                                  ----------------------
                                  Martin A. Moore
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer