Form 10-Q
period 2000-06-30
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 2000-08-14
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                    FROM _______________ TO _______________

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

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 2000

                               TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                      Page No.
                                                                                                   ------------
Item 1.  Financial Statements -
         Consolidated Balance Sheets  at June 30, 2000 and December 31, 1999......................      3
         Consolidated Statements of Operations for the six months and the three month periods
         ended June 30, 2000 and 1999.............................................................      4
         Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999....      5
         Notes to Consolidated Financial Statements...............................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....      7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................     11
Item 2.  Changes in Securities and Use of Proceeds................................................     11
Item 3.  Defaults Upon Senior Securities...........................................................    11
Item 4.  Submission of Matters to a Vote of Security Holders.......................................    11
Item 5.  Other Information.........................................................................    11
Item 6.  Exhibits and Reports on Form 8-K..........................................................    11
SIGNATURES.........................................................................................    12

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)



                                                                                          June  30,        December 31,
                                                                                            2000              1999
                                                                                         (Unaudited)
                                                                                       ----------------------------------
ASSETS
Current Assets
Cash and cash equivalents...........................................................      $    952            $    405
Accounts receivable, net of allowances of $1,706 and $1,722, respectively...........        15,358              12,350
Inventories.........................................................................        18,534              18,493
Other...............................................................................           464                 522
                                                                                          --------            --------
Total Current Assets................................................................        35,308              31,770
                                                                                          --------            --------
Property, Plant and Equipment, Net..................................................        57,515              60,746
Intangible Assets...................................................................        96,931              98,937
                                                                                          --------            --------

                                                                                          $189,754            $191,453
                                                                                          ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt................................................      $    872            $    910
Accounts payable....................................................................         6,935               5,200
Accrued liabilities.................................................................         9,221               7,589
Accrued interest....................................................................         1,878               1,184
                                                                                          --------            --------
Total Current Liabilities...........................................................        18,906              14,883
                                                                                          --------            --------
Long-Term Liabilities
Revolving credit facility...........................................................        12,385              14,878
Long-term debt......................................................................       134,595             134,141
Employee benefits...................................................................        20,289              21,233
Other...............................................................................         1,863               2,076
                                                                                          --------            --------
Total Long-Term Liabilities.........................................................       169,132             172,328
                                                                                          --------            --------
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
200,000 shares authorized, none issued at June 30, 2000 and 1999 (liquidation
   preference of $100 per share)....................................................            --                  --
                                                                                          --------            --------
Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued and outstanding at June 30, 2000 and 1999
Series B Preferred Stock, $.0001 par value, 6,000,000 shares authorized, none and
4,655,500 shares issued and outstanding at June 30, 2000 and 1999, respectively.....            --                  --
Common Stock, $.0001 par value, 15,000,000 shares authorized, 9,311,000 and
  4,655,500 shares issued and outstanding at June 30, 1999 and 1998, respectively.
                                                                                                --                  --

Additional paid-in capital--preferred...............................................        49,942              49,942
Additional paid-in capital--common..................................................           503                 503
Predecessor basis adjustment........................................................        (7,831)             (7,831)
Retained earnings (deficit).........................................................       (40,450)            (39,150)
Accumulated other comprehensive income..............................................          (448)                778
                                                                                          --------            --------
Total Stockholders' Equity..........................................................         1,716               4,242
                                                                                          --------            --------
                                                                                          $189,754            $191,453
                                                                                          ========            ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                                 (in thousands)


                                             Six Months Ended June 30,    Three Months Ended June  30,
                                               2000          1999             2000           1999
                                              -------       -------         -------         -------
  Net sales  ............................     $47,171       $47,183          $24,311         $24,826
  Cost of sales  ........................      33,227        34,765           16,924          18,183
                                              -------       -------          -------         -------
   Gross profit  ........................      13,944        12,418            7,387           6,643
  Selling, general and administrative
      expenses ..........................       8,767         7,646            4,737           3,873
  Amortization expense  .................       1,462         1,679              731             813
                                              -------       -------          -------         -------
   Operating income (loss)  .............       3,715         3,093            1,919           1,957
  Other (income) expense   ..............      (4,211)          104           (4,689)            210
  Interest expense  .....................       9,108         8,244            4,517           4,378
                                              -------       -------          -------         -------
  Income (loss) before income
      tax provision (benefit)  ..........      (1,182)       (5,255)           2,091          (2,631)
  Income tax provision (benefit)  .......         118        (1,162)             101            (281)
                                              -------       -------          -------         -------
  Net income (loss)  ....................     $(1,300)      $(4,093)         $ 1,990         $(2,350)
                                              -------       -------          -------         -------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                    Six Months ended June 30,
                                                                             2000 (Unaudited)       1999 (Unaudited)
                                                                             ----------------------------------------
Cash Flows from Operating Activities:
Net (loss) available to common stockholders ..........................           $(1,300)                    $(4,093)
Adjustments to reconcile net income (loss) available to
 common stockholders to net cash provided by (used in)
 operating activities:
Depreciation and  amortization .......................................             6,803                       7,307
Deferred income taxes ................................................                --                      (1,300)
Changes in operating assets and liabilities:
Accounts receivable, net .............................................            (3,008)                     (3,579)
Inventories  .........................................................               (41)                       (336)
Other current assets  ................................................                58                         224
Accounts payable  ....................................................             1,735                       1,197
Accrued liabilities  .................................................             1,632                        (171)
Other assets and liabilities  ........................................            (1,665)                        163
                                                                                 -------                     -------
Net cash provided by (used in) operating activities...................             4,214                        (588)
                                                                                 -------                     -------
Cash Flows from Investing Activities:
Additions to property, plant and equipment ...........................            (1,590)                     (2,373)
                                                                                --------                    --------
Net cash used in investing activities.................................            (1,590)                     (2,373)
                                                                                 -------                     -------
Cash Flows from Financing Activities:
Net (repayments) borrowings on line of credit.........................            (2,493)                      4,700
Net (repayments) borrowings of long-term debt  .......................               416                      (1,322)
                                                                                 -------                     -------
Net cash (used in) provided by financing activities...................            (2,077)                      3,378
                                                                                 -------                     -------
Net Increase (Decrease) in Cash.......................................               547                         417
Cash at Beginning of Period...........................................               405                         293
                                                                                 -------                     -------
Cash at End of Period.................................................           $   952                     $   710
                                                                                 =======                     =======

Supplemental Disclosure of Cash Flow Information
Interest paid.........................................................           $ 7,512                     $ 7,706
                                                                                 =======                     =======
Income taxes paid.....................................................           $   118                     $   140
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

                             SCOVILL HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (All amounts expressed in thousands, or as otherwise noted)


Note 1.   Basis of Presentation and Business

          The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries (together with Holdings, the "Company") as of June 30, 2000 and December 31, 1999 and for the three months and six months ended June 30, 2000 and 1999.

          The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and include all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company, necessary for a fair presentation of the results of the interim periods. The operating results for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.


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


Note 3.   Comprehensive Income

          Other comprehensive income (loss) for the six months ended June 30, 2000 and 1999 includes only foreign currency translation. The calculation of comprehensive income is as follows:

                                               June 30, 2000      June 30, 1999
                                              ----------------------------------

Net (Loss)                                         $(1,300)          $(4,093)
Foreign Currency Translation Adjustments            (1,226)             (291)
                                                   -------           -------
Comprehensive Income (Loss)                        $(2,526)          $(4,384)
                                                   =======           =======

Note 4.   Inventories

          Inventories consisted of the following at:

                                       June 30, 2000               December 31, 1999
                                     -----------------------------------------------
Raw materials                                $ 1,591                         $ 1,555
Work in process                                3,882                           4,416
Attaching machine spare parts                  7,666                           7,822
Finished goods                                 5,395                           4,700
                                     -----------------------------------------------
                                             $18,534                         $18,493
                                     ===============================================


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


Business Segment               Six Months                                                 European             Total
 Information                 ended June 30,        Apparel       Industrial (1)        Operations (2)         Company
------------------------------------------------------------------------------------------------------------------------
Net Sales                            2000          $29,062           $13,993               $4,116             $47,171
                                     1999          $27,188           $14,581               $5,414             $47,183

Operating Income (3)                 2000          $ 8,180           $ 4,433               $  464             $13,077
                                     1999          $ 7,083           $ 2,601               $  442             $10,126

(1)  Includes all Canadian operations.
(2)  Represents Scovill-Europe operations.
(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization and management fees.

     The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                     Six Months Ended June 30,
                                                      2000                 1999
-------------------------------------------------------------------------------
Operating income from reportable segments          $13,077              $10,126
Less:
  Depreciation                                       4,713                5,054
  Amortization                                       1,462                1,679
  Other Corporate Charges                            3,187                  300
                                                   ----------------------------
  Total operating income                           $ 3,715              $ 3,093
                                                   ============================


Note 6.   Other Income

          In the three month period ended June 30, 2000, the Company reached an agreement to settle a trademark dispute. The Company has recorded the proceeds of this settlement, net of related legal fees and other expenses, as Other Income in the period.

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


Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

Net Sales Net sales for the six months ended June 30, 2000 were essentially equal to the net sales for the prior year period, as increases in the Company's Apparel Group primarily due to increased demand for jeans fasteners and hardware, $2.1 million or 7.8% to $29.4 million from $27.3 million, and the DOT product line of the Industrial Group, $0.7 million or 9.1% to $8.0 million from $7.4 million, were offset by decreases in other Industrial Group product lines, primarily PCI, $1.3 million or 36.9% to $2.3 million from $3.6 million, and in Europe, $1.3 million or 24.0% to $4.1 million from $5.4 million. The latter decreases are the result of the Company's strategic decision to reduce certain product offerings.

Gross Profit Gross profit of $13.9 million increased $1.5 million, or 12.3% from the prior year level of $12.4 million. This increase is primarily attributable to the increase in revenues in the product lines discussed above which have higher margins when compared to the product offerings that are declining, as well as a result of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Selling, General and Administrative Expenses ("SG&A") SG&A increased $1.1 million, or 14.5%, from $7.6 million to $8.7 million primarily due to one time expenses and fees related to the profit improvement plan which the Company implemented in the third and fourth quarters of 1999, partially offset by
savings associated with that plan.   SG&A was 18.6% of sales for the six months
ended June 30, 2000 compared to 16.2% for the six months ended June 30, 1999.

Operating Income Operating income of $3.7 million increased $0.6 million or 19.4% over the prior year level of $3.1 million, primarily as a result of the above noted improvements in gross profit, partially offset by increased SG&A.

Other Income Other income for the six months ended June 30, 2000 was $4.2 million compared to an expense of $ 0.1 million for the six months ended June 30, 1999. Included in the former amount are the net proceeds of a trademark settlement. (See Note 6 of the Notes to Consolidated Financial Statements).

Interest Expense Interest expense increased by $0.9 million as a result of accrued interest related to the Tranche B term loan, which was entered into in November, 1999, and higher average interest rates for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 on outstanding balances under a Revolving Credit Facility.

Income Tax Provision (Benefit) The income tax provision was $0.1 million for the six months ended June 30, 2000 compared to a benefit of $1.2 million for the six months ended June 30, 1999 and primarily related to income taxes on state and foreign earnings.

Net Loss The net loss available to common stockholders was $1.3 million for the six months ended June 30, 2000 compared to a net loss of $4.1 million for the six months ended June 30, 1999, or an improvement of $2.8 million attributable to the factors discussed above.


Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

Net Sales Net sales for the three months ended June 30, 2000 were $24.3 million compared to $24.8 million for the six months ended June 30, 1999, a decrease of $0.5 million or $2.1%. The decrease is primarily due to lower revenues in the Company's Industrial Group product lines, primarily PCI, $0.8 million or 41.0% to $1.1 million from $1.9 million, and in Europe, $0.6 million or 22.9% to $2.1 million from $2.7 million, reflecting the impact of the Company's strategic decision to reduce these product offerings. This was partially offset by higher revenues in the Company's Apparel Group reflecting increased demand for jeans fasteners and hardware, $1.1 million or 7.5% to $15.4 million from $14.3 million.

Gross Profit Gross profit of $7.4 million increased by $0.7 million, or 11.2% from the prior year level of $6.6 million. This increase is primarily attributable to the increase in revenues in higher margin product lines discussed above, as well as a result of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Selling, General and Administrative Expenses ("SG&A") SG&A increased $0.9 million, or 22.3%, from $3.9 million to $4.7 million primarily due to one time expenses and fees related to the profit improvement plan which the Company implemented in the third and fourth quarters of 1999, partially offset by
savings associated with that plan.   SG&A was 19.5% of sales for the three
months ended June 30, 2000 compared to 15.6% for the three months ended June 30, 1999.

Operating Income Operating income of $1.9 million was consistent with the prior year level of $2.0 million, primarily reflecting the above noted improvements in gross profit offset by increased SG&A.

Other Income Other income for the three months ended June 30, 2000 was $4.7 million compared to an expense of $ 0.2 million for the six months ended June 30, 1999. The former amount primarily reflects the net proceeds of a trademark settlement. (see Note 6 of the Notes to the Consolidated Financial Statements).

Interest Expense Interest expense increased by $0.1 million primarily as a result of accrued interest related to the Company's Tranche B term loan which was entered into in November, 1999

Income Tax Provision (Benefit) The income tax provision was $0.1 million for the three months ended June 30, 2000 compared to a benefit of $0.3 million for the three months ended June 30, 1999.

Net Income (Loss) The net income available to common stockholders was $2.0 million for the three months ended June 30, 2000 compared to a net loss of $2.4 million for the three months ended June 30, 1999, or an improvement of $4.4 million attributable to the factors discussed above.

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

     Historically, the Company derived its cash from funds generated by operations and from third-party financings. As of June 30, 2000 and December 31, 1999, $12.3. million and $14.9 million of borrowings were outstanding under the Revolving Credit Facility with $5.9 million of availability at June 30, 2000. The Company's sources of funds may include income from operations and borrowings under the Revolving Credit Facility. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements over the next twelve months and beyond. The Credit Facility also contains restrictive financial covenants that must be met on a quarterly basis, and there can be no assurances that the Company will be able to remain in compliance with these covenants in subsequent periods. However, in the event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available on terms acceptable to the Company.

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

     EBITDA increased $3.0 million, or 29.1% , from $10.1 million to $13.1 million for the six months ended June 30, 2000 compared to the six months ended June, 1999, primarily as a result of increased sales of higher margined products and lower costs as a result of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Cash Flows

     Net cash provided by the Company's operating activities was $4.2 million for the first six months of 2000 compared to net cash used by the Company's operating activities of $0.6 million for the six months of 1999, or an improvement of $4.8 million, primarily reflecting the improvement in net income for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 of $4.2 million and net working capital improvements. The Company's cash used in investing activities during the first six months of 2000 was $1.6 million for capital expenditures. Net cash used in financing activities was $2.1 million, which represents repayment of borrowings under the Revolving Credit Facility.

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


                                  Scovill Holdings Inc.
                                  Scovill Fasteners Inc.



Date:  August 12, 2000            /s/ John H. Champagne
                                  ------------------------
                                  John H. Champagne,
                                  President



Date:  August 12, 2000            /s/ Vincent H. Catrini
                                  --------=-------------------
                                  Vincent H. Catrini,
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer