Form 10-Q
period 2000-09-30
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 2000-11-14
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                   FORM 10-Q
                                 _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                      FROM _______________ TO __________

                       Commission File Number 333-43195
                      Commission File Number 333-43195-01

                            SCOVILL FASTENERS INC.
                             SCOVILL HOLDINGS INC.
     (Exact name of registrants as specified in their respective charters)




           Delaware                                     95-3959561
           Delaware                                     58-2365743
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

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

Number of shares of Common Stock outstanding as of September 30, 2000 were 9,311,000.

                             SCOVILL HOLDINGS INC.
                            SCOVILL FASTENERS INC.

                         Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 2000

                               TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                             Page No.
                                                                                                            --------
Item 1.  Financial Statements -
         Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.....................       3
         Consolidated Statements of Operations for the nine month and the three month periods
         ended September 30, 2000 and 1999...........................................................       4
         Consolidated Statements of Cash Flows for the nine month ended September 30,
         2000 and 1999...............................................................................       5
         Notes to Consolidated Financial Statements..................................................       6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......       8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................       11
Item 2.  Changes in Securities and Use of Proceeds...................................................       11
Item 3.  Defaults Upon Senior Securities.............................................................       11
Item 4.  Submission of Matters to a Vote of Security Holders.........................................       11
Item 5.  Other Information...........................................................................       11
Item 6.  Exhibits and Reports on Form 8-K............................................................       11
SIGNATURES...........................................................................................       12

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)
                                 (unaudited)

                                                                                          September 30,       December 31,
                                                                                              2000               1999
                                                                                        -----------------------------------
ASSETS
Current Assets
Cash and cash equivalents.............................................................     $    1,441          $      405
Accounts receivable, net of allowances of $1,425 and $1,246, respectively.............         14,594              12,350
Inventories...........................................................................         19,780              18,493
Other.................................................................................            247                 522
                                                                                           ----------          ----------
Total Current Assets..................................................................         36,062              31,770
                                                                                           ----------          ----------
Property. Plant and Equipment, Net....................................................         55,622              60,746
                                                                                           ----------          ----------
Intangible Assets.....................................................................         96,092              98,937
                                                                                           ----------          ----------

                                                                                           $  187,776          $  191,453
                                                                                           ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt..................................................     $    2,873          $      910
Accounts payable......................................................................          7,047               5,200
Accrued liabilities...................................................................          4,659               7,589
Accrued interest......................................................................          5,267               1,184
                                                                                           ----------          ----------
Total Current Liabilities.............................................................         19,846              14,883
                                                                                           ----------          ----------
Long-Term Liabilities
Revolving credit facility.............................................................         14,481              14,878
Long-term debt........................................................................        134,284             134,141
Employee benefits.....................................................................         18,873              21,233
Other.................................................................................          1,898               2,076
                                                                                           ----------          ----------
Total Long-Term Liabilities...........................................................        169,536             172,328
                                                                                           ----------          ----------
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
200,000 shares authorized, none issued at September 30, 2000 and December 31, 1999
     (liquidation preference of $100 per share)                                                    --                  --
                                                                                           ----------          ----------
Stockholders' Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued and
outstanding at September 30, 2000 and December 31, 1999................................            --                  --
Series B Preferred Stock, $.0001 par value, 6,000,000 shares authorized, none and
4,655,500 shares issued and outstanding at September 30, 2000 and December 31,
     1999, respectively...............................................................             --                  --
Common Stock, $.0001 par value, 15,000,000 shares authorized, 9,311,000 and
     4,655,500 shares issued and outstanding at September 30, 2000 and December 31,
     1999, respectively...............................................................              1                  --
Additional paid-in capital--preferred.................................................         49,942              49,942
Additional paid-in capital--common....................................................            503                 503
Predecessor basis adjustment..........................................................         (7,831)             (7,831)
Retained earnings (deficit)...........................................................        (43,791)            (39,150)
Accumulated other comprehensive income................................................           (430)                778
                                                                                           ----------          ----------
Total Stockholders' Equity............................................................         (1,606)              4,242
                                                                                           ----------          ----------
                                                                                           $  187,776          $  191,453
                                                                                           ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                                (in thousands)
                                  (Unaudited)

                                               Nine Months Ended September 30,    Three Months Ended September 30,
                                                  2000             1999               2000             1999
                                              ---------------------------------------------------------------------
Net sales................................       $  68,324        $  69,010         $  21,153         $  21,827
Cost of sales............................          48,727           51,746            15,500            16,981
                                                ---------        ---------         ---------         ---------
 Gross profit............................          19,597           17,264             5,653             4,846
Selling, general and administrative
 expenses..............................            11,949           11,564             3,182             3,918
Amortization expense.....................           2,193            2,505               731               826
                                                ---------        ---------         ---------         ---------
 Operating income (loss).................           5,455            3,195             1,740               102
Other (income) expense...................          (3,737)             352               474               248
Interest expense.........................          13,702           12,460             4,594             4,216
                                                ---------        ---------         ---------         ---------
Income (loss) before income
 tax provision (benefit)...............            (4,510)          (9,617)           (3,328)           (4,362)
Income tax provision
 (benefit)...............................             131           (1,052)               13               110
                                                ---------        ---------         ---------         ---------
Net income (loss)........................       $  (4,641)       $  (8,565)        $  (3,341)        $  (4,472)
                                                ---------        ---------         ---------         ---------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                                     Nine Months ended September 30,
                                                                                   2000                        1999
                                                                             ---------------------------------------------
Cash Flows from Operating Activities:
Net (loss) available to common stockholders.........................         $    (4,641)                $    (8,565)
Adjustments to reconcile net income (loss) available to
common stockholders to net cash provided by (used in)
operating activities:
Depreciation and amortization.......................................              10,162                      10,812
Deferred income taxes...............................................                  --                      (1,300)
Changes in operating assets and liabilities:
Accounts receivable, net............................................              (2,244)                     (2,246)
Inventories.........................................................              (1,287)                      1,059
Other current assets................................................                 275                         110
Accounts payable....................................................               1,847                         851
Accrued liabilities.................................................              (2,930)                      2,154
Other assets and liabilities........................................                 110                        (818)
                                                                             -----------                 -----------
Net cash provided by (used in) operating activities.................               1,292                       2,057
                                                                             -----------                 -----------
Cash Flows from Investing Activities:
Additions to property, plant and equipment..........................              (2,092)                     (3,900)
                                                                             -----------                 -----------
Net cash used in investing activities...............................              (2,092)                     (3,900)
                                                                             -----------                 -----------
Cash Flows from Financing Activities:
Net (repayments) borrowings on line of credit.......................                (397)                      5,200
Net (repayments) borrowings of long-term debt.......................               2,233                      (1,422)
                                                                             -----------                 -----------
Net cash (used in) provided by financing activities.................               1,836                       3,778
                                                                             -----------                 -----------

Net Increase (Decrease) in Cash.....................................               1,036                       1,935
Cash at Beginning of Period.........................................                 405                         293
                                                                             -----------                 -----------
Cash at End of Period...............................................         $     1,441                 $     2,228
                                                                             ===========                 ===========

Supplemental Disclosure of Cash Flow Information
Interest paid.......................................................         $     8,477                 $     8,738
                                                                             ===========                 ===========
Income taxes paid...................................................         $       190                 $       268
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

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (All amounts expressed in thousands, or as otherwise noted)


Note 1.   Basis of Presentation and Business

          The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries including Scovill Fasteners, Inc. (together with Holdings, the "Company") as of September 30, 2000 and December 31, 1999 and for the three months and nine months ended September 30, 2000 and 1999.

          The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and include all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company, necessary for a fair presentation of the results of the interim periods. The operating results for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1999.


Note 2.   New Accounting Standards

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by Statement of Financial Accounting Standards Nos. 137 and 138, will be effective for the Company's fiscal year 2001. Management believes that SFAS 133 will not have a significant impact on the Company's financial condition or results of operations.


Note 3.   Comprehensive Income

          Other comprehensive income (loss) for the nine months ended September 30, 2000 and 1999 includes only foreign currency translation. The calculation of comprehensive income is as follows:

                                            September 30, 2000       September 30, 1999
                                           ---------------------------------------------
Net (Loss)                                       $ (4,641)                $ (8,565)
Foreign Currency Translation Adjustments           (1,208)                     (14)
                                                 --------                 --------
Comprehensive Income (Loss)                      $ (5,849)                $ (8,579)
                                                 ========                 ========

Note 4.   Inventories

          Inventories consisted of the following at:


                                 September 30, 2000      December 31, 1999
                               -------------------------------------------
Raw materials                         $  1,829               $  1,555
Work in process                          4,340                  4,416
Attaching machine spare parts            7,720                  7,822
Finished goods                           5,891                  4,700
                                      -------------------------------
                                      $ 19,780               $ 18,493
                                      ===============================


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

Business Segment         Nine months ended                                      European           Total
Information              September 30,         Apparel      Industrial (1)      Operations (2)     Company
------------------------------------------------------------------------------------------------------------
Net Sales                2000                  $42,825      $19,715             $5,784             $68,324
                         1999                  $40,197      $21,014             $7,799             $69,010

Operating Income (3)     2000                  $11,847      $ 6,066             $  522             $18,075
                         1999                  $10,467      $ 3,445             $  427             $14,339

  (1)   Includes all Canadian operations.
  (2)   Represents Scovill-Europe operations.
  (3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization and management fees.

     The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                           Nine Months Ended September 30,
                                                                2000             1999
          -----------------------------------------------------------------------------
          Operating income from reportable segments           $ 18,075         $ 14,339
          Less:
              Depreciation                                       7,090            7,551
              Amortization                                       2,193            2,505
              Other Corporate Charges                            3,337            1,088
                                                              -------------------------
              Total operating income                          $  5,455         $  3,195
                                                              =========================

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


Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

Net Sales      Net sales for the nine months ended September 30, 2000 were approximately $68.3 million, representing a decrease of $.7 million or 1.0%, from the prior year period, as increases in the Company's Apparel Group primarily due to increased demand for jeans fasteners and hardware, $1.9 million or 4.8% to $42.1 million from $40.1 million, and the DOT product line of the Industrial Group, $0.4 million or 4.0% to $11.1 million from $10.7 million, were offset by decreases in other Industrial Group product lines, primarily PCI, $2.1 million or 39.0% to $3.2 million from $5.4 million, and in Europe, $2.0 million or 25.8% to $5.8 million from $7.8 million. The latter decreases are the result of the Company's strategic decision to reduce certain product offerings.

Gross Profit   Gross profit of approximately $19.6 million increased $2.3 million, or 13.5% from the prior year level of approximately $17.3 million. This increase is primarily attributable to the increase in revenues in the product lines discussed above which have higher margins when compared to the product offerings that are declining, as well as a result of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Selling, General and Administrative Expenses ("SG&A")     SG&A increased $0.4
million, or 3.3%, from the prior year period, from approximately $11.6 million to approximately $11.9 million primarily due to one time expenses and fees related to the profit improvement plan which the Company implemented in the third and fourth quarters of 1999, which was partially offset by savings associated with that plan. SG&A was 17.5% of sales for the nine months ended September 30, 2000 compared to 16.8% for the nine months ended September 30, 1999.

Operating Income Operating income of $5.5 million increased $2.3 million or 70.7% over the prior year level of $3.2 million, primarily as a result of the above described improvements in gross profit, which was partially offset by increased SG&A as described above.

Other Income        Other income for the nine months ended September 30, 2000
was $3.7 million compared to an expense of $ 0.4 million for nine months ended September 30, 1999. Included in the former amount are the net proceeds of a trademark settlement. (See Note 6 of the Notes to Consolidated Financial Statements).

Interest Expense    Interest expense increased by approximately $1.2 million or
10% above the prior year period, as a result of accrued interest related to the Tranche B term loan, which was entered into in November, 1999, and higher average interest rates for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 on outstanding balances under a Revolving Credit Facility, due to increases in the US prime rate.

Income Tax Provision (Benefit)     The income tax provision was $0.1 million for
the nine months ended September 30, 2000 compared to a benefit of $1.1 million for the nine months ended September 30, 1999. The charge is primarily attributable to income taxes on state and foreign earnings.

Net Loss       The net loss available to common stockholders was $4.6 million for the nine months ended September 30, 2000 compared to a net loss of $8.6 million for the nine months ended September 30, 1999, or an improvement of $3.9 million which was primarily attributable to the factors discussed above.


Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Net Sales      Net sales for the three months ended September 30, 2000 were
$21.2 million compared to $21.8 million for the three months ended September 30, 1999, a decrease of $0.7 million or 3.1%. The decrease is primarily due to lower revenues in the Company's Industrial Group product lines, primarily PCI, $0.6 million or 35.3% to $1.1 million from $1.7 million, and in Europe, $0.7 million or 30.1% to $1.7 million from $2.4 million, reflecting the impact of the Company's strategic decision to reduce these product offerings. This was partially offset by higher revenues in the Company's Apparel Group reflecting increased demand for jeans fasteners and hardware, $0.8 million or 6.0% to $14.8 million from $14.0 million.

Gross Profit   Gross profit of $5.7 million increased by $0.8 million, or 16.7%
from the prior year level of $4.8 million. This increase is primarily attributable to the increase in revenues in higher margin product lines discussed above, as well as a result of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Selling, General and Administrative Expenses       SG&A expenses decreased $0.7
million, or 18.9%, from $3.9 million to $3.2 million primarily due to the effects of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999, partially offset by one time costs and fees associated with that plan. SG&A was 15.0% of sales for the three months ended September 30, 2000 compared to 18.0% for the three months ended September 30, 1999.

Operating Income    Operating income of $1.7 million increased by $1.6 million over the prior year level of $0.1 million, primarily reflecting the above noted improvements in gross profit and SG&A.

Other (Income)/Expense     Other expense for the three months ended September
30, 2000 was $0.5 million compared to $ 0.2 million for the three months ended September 30, 1999.

Interest Expense    Interest expense increased by $0.3 million primarily as a
result of accrued interest related to the Company's Tranche B term loan, which was entered into in November 1999.

Net Income (Loss)   The net loss improved to $3.3 million for the three months ended September 30, 2000 compared to a net loss of $4.5 million for the three months ended September 30, 1999, or an improvement of $1.2 million attributable to the factors discussed above.

Liquidity and Capital Resources


     The Company has outstanding $100 million of 11.25% Senior Notes due 2007 (the "Notes") and a senior secured credit facility (the "Credit Facility"), consisting of $28.0 million term loan and $25.0 million revolving credit facility (the "Revolving Credit Facility").

     In November 1999, the Company entered into an amendment to the Credit Facility (the "Facility Amendment"), which adjusted the Credit Facility's financial covenants and provided an additional term loan of $10 million (the "Tranche B Loan"). The Facility Amendment adjusted the Credit Facility's fixed charge coverage ratio covenant, funded indebtedness to EBITDA ratio covenant and adjusted the amortization schedule of the Term Loan. The new $10 million Tranche B Loan was funded through lenders including owners of the Company. The new Tranche B Loan bears interest at 17.5%, will mature in November 2004, and is subject to the requirements and conditions set forth in the Facility Amendment and Credit Facility. The Tranche B Loan does not require cash interest or principal payments until final maturity. The Company borrowed $8 million under the Tranche B Loan in November 1999, and used the proceeds to fund an interest payment on its Notes and for other working capital purposes.

     The Company's Tranche B Loan allowed the Company to borrow up to $2 million solely for the use of funding additional consideration pursuant to a management consulting arrangement the Company entered into during 1999. Such borrowing was subject to certain conditions precedent set forth in the Tranche B Loan and the Credit Facility, which conditions were met during the first seven months of 2000. Accordingly, the Company borrowed $1.8 million in August 2000, and $0.2 million in September 2000, in order to fund the payment of such consideration.

     Historically, the Company derived its cash from funds generated by operations and from third-party financings. As of September 30, 2000 and December 31, 1999, $14.5. million and $14.9 million of borrowings were outstanding under the Revolving Credit Facility with $3.7 million of availability at September 30, 2000. The Company's sources of funds may include income from operations and borrowings under the Revolving Credit Facility. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements over the next twelve months and beyond. The Credit Facility also contains restrictive financial covenants that must be met on a quarterly basis, and there can be no assurances that the Company will be able to remain in compliance with these covenants in subsequent periods. However, in the event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available on terms acceptable to the Company.

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

     EBITDA increased $3.8 million, or 26.1%, from $14.3 million to $18.1 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, primarily as a result of increased sales of higher margined products and lower costs as a result of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Cash Flows

     Net cash provided by the Company's operating activities was $1.3 million for the first nine months of 2000 compared to net cash provided of $2.1 million for the nine months of 1999, or a decrease of $0.8 million, primarily reflecting increases in net working capital of $5.3 million, primarily reductions in accrued liabilities, partially offset by the improvement in net income for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 of $3.9 million. The Company's cash used in investing activities during the first nine months of 2000 was $2.1 million for capital expenditures. Net cash provided by financing activities was $1.8 million, primarily additional borrowings under the Tranche B loan. (See Liquidity and Capital Resources above.)

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


       November 14                 Scovill Holdings Inc.
                                   Scovill Fasteners Inc.



Date:  November 14, 2000           /s/ John H. Champagne
                                   -----------------------
                                   John H. Champagne,
                                   President
                                   Chief Executive Officer



Date:  November 14, 2000           /s/ Vincent H. Catrini
                                   -----------------------
                                   Vincent H. Catrini,
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Principal Accounting Officer