Form 10-Q/A
period 2000-09-30
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 2000-11-15
CIK 1051885, 1051860

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

Business Segment         Nine months ended                                      European           Total
Information              September 30,         Apparel      Industrial (1)      Operations (2)     Company
------------------------------------------------------------------------------------------------------------
Net Sales                2000                  $42,825      $19,715             $5,784             $68,324
                         1999                  $40,197      $21,014             $7,799             $69,010

Operating Income (3)     2000                  $11,487      $ 6,066             $  522             $18,075
                         1999                  $10,467      $ 3,445             $  427             $14,339

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


Date:  November 15, 2000           Scovill Holdings Inc.
                                   Scovill Fasteners Inc.



Date:  November 15, 2000           /s/ John H. Champagne
                                   -----------------------
                                   John H. Champagne,
                                   President
                                   Chief Executive Officer



Date:  November 15, 2000           /s/ Vincent H. Catrini
                                   -----------------------
                                   Vincent H. Catrini,
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Principal Accounting Officer