Form 10-K405
period 2000-12-31
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 2001-04-02
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                   FORM 10-K
                                 _____________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                              -------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

                              -------------------

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

Number of shares of Common Stock outstanding as of March 15, 2001 was 9,311,000.

                             SCOVILL HOLDINGS INC.
                            SCOVILL FASTENERS INC.

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                    PART I                              Page No.
                                                                        --------
Item 1.   Business...........................................................  3
Item 2.   Properties.........................................................  9
Item 3.   Legal Proceedings.................................................. 10
Item 4.   Submission of Matters to a Vote of Security Holders................ 10

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................... 11
Item 6.   Selected Financial Data............................................ 11
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......... 19
Item 8.   Financial Statements and Supplementary Data........................ 19
Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 20

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant................. 20
Item 11.  Executive Compensation............................................. 21
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 24
Item 13.  Certain Relationships and Related Transactions..................... 25

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K............. 26
INDEX OF FINANCIAL STATEMENTS................................................F-1
SIGNATURES

                                     PART I

  Unless the context otherwise requires, references to the "Company," in this Report include Scovill Holdings Inc. ("Holdings") and its wholly-owned subsidiary Scovill Fasteners Inc. ("Fasteners") and their respective operating subsidiaries and predecessors. This report includes product names, trade names and marks of companies other than the Company and Holdings. All other company or product names are trademarks, registered trademarks, trade names or marks of their respective owners and are not the property of the Company or Holdings.

  Certain terms used herein are defined in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 1.   Business

Business Overview

  Fasteners, whose business has been in continuous operation since 1802, is a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners. The Scovill name is the oldest and one of the most well known brands in the fasteners industry. In the year ended December 31, 2000, the Company sold more than 13 billion fastener units worldwide. The Company has achieved and maintained its reputation by offering its customers an integrated system of high quality fasteners, proprietary attaching machines, technical service, on-site maintenance and customized applications and design services tailored to individual customer needs.

  The Company has two main product segments: the Apparel Group and the Industrial Group. The Apparel Group, through its Gripper and DuraMark brands, produces snaps, tack buttons, rivets, burrs and other snap fastener products used in numerous apparel applications.

  The Industrial Group, primarily through its DOT and PCI brands, produces specialty industrial fasteners including large snaps, windshield clips, turn buttons, eyelets, grommets, screw studs, gypsy studs and other specialty fasteners. These products are used in a broad range of industries, including marine, textile, automotive, aerospace, military, medical/surgical products, luggage, leather goods, electronic equipment, sporting and recreational goods and consumer batteries.

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

  The following table sets forth, for the periods specified, the net sales and the percentage of total net sales contributed by each product category for the year ended December 31 (dollars in thousands):

                                            1996          1997          1998          1999          2000
                                         -------       -------       -------       -------       -------
Total Net Sales........................  $91,632       $95,861       $92,476       $89,190       $88,288
Apparel Group
    Net sales..........................  $48,258       $53,262       $53,444       $52,330       $55,605
    % of total net sales...............     52.6%         55.5%         57.8%         58.7%         63.0%
Industrial Group(1)
    Net Sales..........................  $19,747       $31,698       $28,161       $27,157       $25,436
    % of total net sales...............     21.6%         33.1%         30.4%         30.4%         28.8%
Other(2)
    Net sales..........................  $23,627       $10,901       $10,871       $ 9,703       $ 7,247
    % of total net sales...............     25.8%         11.4%         11.8%         10.9%          8.2%

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

  Despite improvements in technology, manufacturing processes in the apparel industry are still quite labor-intensive. Because labor is such a significant cost component in apparel manufacturing, manufacturers in low-wage, developing countries enjoy a cost advantage over U.S. manufacturers. In response, many U.S. companies have been shifting assembly operations to low-wage countries or turning to foreign-based contractors in an effort to lower their production costs. As a result, some export growth has consisted of shipments of garment parts for assembly abroad and subsequent re-importation into the United States. The Company has been able to follow a large portion of its customers' production abroad, as evidenced by its more than 4,200 attaching machines located outside of the United States. In addition, in marketing to national accounts the Company will continue to implement its "retail pull" strategy by leveraging relationships with customers that move sourcing abroad and expanding its distribution channels overseas to better serve them.

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

  The Company supplies its customers with three core models of apparel fastener attaching machinery that can be customized to customers' specifications through the addition of auxiliary attachments. The Company designs and assembles these machines and periodically reconditions them in its Clarkesville and Canadian facilities.

  Typically, as part of the leasing arrangements, the Company's field technicians provide on-site maintenance services with guaranteed 24-hour response time (primarily in the Americas). Some customers perform the maintenance themselves with Company-trained personnel. When machines require more comprehensive reconditioning services, they are sent to the in-house reconditioning center in Clarkesville, Georgia.

Industrial Group

Industry Overview

  The industrial fastener market serves a wide range of manufacturers, including those in the marine textiles, automotive, aerospace, military, medical/surgical products, electronic equipment, sporting goods and consumer battery industries. Growth in this market is influenced by both the general economy and consumer purchases of electronics, automobiles, housing and footwear. The industrial fastener market is large and highly fragmented. The market is comprised of a variety of niche segments with specialized customers, competitors and products. The Company estimates that the industry segments in which it currently competes constitute less than 40% of the overall market. The Company believes that there is no dominant manufacturer that competes in all of its product lines, and the Company intends to broaden its participation through new products and product line extensions.

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

Manufacturing Operations

  In the third and fourth quarters of 1999, the Company implemented a profit improvement plan (the "Plan"). The Plan included cost reductions in manufacturing. The effects of the Plan were realized in 2000 and resulted in increased operating cash flow and operating profit. (See further discussion in Item 7 - Management Discussion and Analysis).

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

  The Company secures its raw material needs with primary vendors through ongoing negotiations. Depending upon market conditions for basic commodities, the Company from time to time, will enter into firm purchase commitments with vendors. There can be no assurance that the Company will be able to set the price low enough to enable the Company to achieve adequate margins on finished products, although it has in the past been able to pass a portion of any price increase in materials to its customers.

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

  Sales.   The sales organization is divided by domestic U.S. regions.
Products in Europe are sold through a combination of direct sales in Belgium, France, Germany and the United Kingdom as well as through distributors in fifteen European countries. The Canadian market is served through a combination of direct sales and distributors. In addition, the Company maintains customers service centers in Montreal, Canada and Braine le Comte, Belgium. The Company has an agreement with an Asian distributor, which provides the Company with expanded distribution capability (including stocking of products) in Southeast Asia.

  Marketing.     To reach its markets, the Company employs a general promotional mix, utilizing a direct field sales staff, a telemarketing group and authorized distributors. Participation in trade exhibitions, as well as a full advertising program in trade publications supports the sales activity. The Company's product management team supports the sales organization by focusing on pricing strategy, providing new product information and by facilitating product improvement projects.

  Customer Service.   The Company provides customers with a "total system"
approach, which includes the fasteners, attaching equipment and dedicated field service. The Company believes that its sales depend on in-depth knowledge of customer manufacturing procedures, responsiveness to product design changes, consistent product quality, timely delivery, and efficient and reliable attaching machinery. Typically, the buying decision requires a consensus among the customer's plant managers, plant engineers and merchandising and purchasing personnel. The Company's sales force has been able to develop and maintain long-term customer relationships. The Company's primary customer service center is located in Clarkesville, Georgia and is dedicated to handling customer orders. These centers are staffed by service representatives who work with the Company's sales personnel and customer purchasing representatives to process orders and ensure that all specifications are met. The customer service center also handles inquiries regarding order changes, delivery and billing. The Company has a sales center and distribution warehouse at its facility in Torreon, Mexico. This center is staffed by bi-lingual customer service representatives.

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

  Backlog.   At December 31, 2000 and 1999, the Company had an order backlog of approximately $4.0 million and $6.2 million respectively. Management does not believe that a material amount of orders constituting such backlog at December 31, 2000 will remain unfilled by the end of May 2001.

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

  In 2000, no single customer accounted for more than 8% of the Company's total net sales, and the Company's 10 largest customers accounted for approximately 33% of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one customer segment and to fashion trends. The Company plans to expand its customer base by introducing new products and developing applications for existing products. The loss of any single customer would not have a material adverse effect on the Company.

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

  Trademarks and Patents.   The Company currently uses numerous trademarks and
trade names in its business, including Color Snap(R), Common Sense(R), DOT(R), DuraMark(TM), Gemini(TM), Gripper(R), Klikit(R), Maxi-Snap(TM), Mighty-Snap(TM), PCI(TM), Pull-the-DOT(R), Lift-the-DOT(R), Tag Lock(TM),
Durables(TM), Baby Durables(TM) and Whipper Snap(R). In addition, the
Company owns 16 patents relating to its fasteners and attaching machinery and it has one patent pending.

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

Employees

  As of December 31, 2000, the Company employed 628 people. Approximately 123 were employed in administrative and sales positions and 505 were employed in manufacturing positions. None of the Company's employees at the Clarkesville or the Montreal facilities is represented by a labor union. The 53 non-management employees at the Belgium facility belong to a labor union. The Company believes that its relationships with its employees are satisfactory.


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

  As of December 31, 2000, the Company had reserves of approximately $1.7 million for environmental liabilities. Of the total reserve for environmental liabilities, $1.3 million represents the maximum amount of contractual payments pursuant to a settlement agreement with a former parent for remediation at a former plant facility. Because Environmental Laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future.

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

  The Company amended its Certificate of Incorporation in November 1999 to convert outstanding Series B Preferred Stock into Common Stock and increased the number of authorized shares of Common Stock from 6 million to 15 million. Options, which previously existed, were for a unit consisting of one share each of Common Stock and Series B Preferred Stock. All options now represent a unit consisting of two shares of Common Stock. Accordingly, all option and share information included herein has been adjusted to reflect the total number of common shares on a retroactive basis.

Item 6.   Selected Financial Data

                Selected Consolidated Historical Financial Data
                             (Dollars in thousands)

  On November 26, 1997, Scovill Acquisition Inc. purchased all of the outstanding stock of KSCO Acquisition Corp. ("Predecessor-KSCO").

  The following table presents selected historical financial data of the Company and Predecessor-KSCO as of the dates and for the periods indicated, including the results of operations of acquired companies from their respective dates of acquisition. The financial data as of December 31, 2000, 1999, 1998 and 1997 and the years ended December 31, 2000, 1999 and 1998 and for the period from November 26, 1997 to December 31, 1997 have been derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The financial data as of December 31, 1996 and for the period from January 1, 1997 to November 26, 1997 have been derived from the consolidated financial statements of Predecessor-KSCO audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere herein.

  The consolidated financial statements of the Company and the Predecessor-KSCO are not comparable in certain respects.

                                               Predecessor--KSCO                                 Company
                                           ---------------------------|-------------------------------------------------------------
                                                         Period From  |    Period
                                             Year         January 1,  |     From          Year           Year           Year
                                            Ended          1997 to    | Inception to     Ended          Ended          Ended
                                           December 31,  November 26, | December 31,  December 31,   December 31,   December 31,
                                             1996            1997     |     1997          1998           1999           2000
                                           ---------------------------|-------------------------------------------------------------
                                                                      |
STATEMENT OF OPERATIONS                                               |
DATA                                                                  |
Net sales..................................  $91,632        $89,167   |    $6,694        $92,476       $ 89,190      $ 88,288
Gross profit...............................   27,032         25,164   |     2,103         24,364         19,534        25,339
Operating income (loss)(1).................    7,424          7,746   |       627          1,732        (12,598)        6,711
Income (loss) before income taxes and                                 |
 extraordinary loss........................    1,021          2,431   |      (704)       (14,281)       (29,691)       (8,423)
Net income (loss) available to common                                 |
 stockholders(2)...........................  $  (852)       $ 1,319   |    $ (781)      $ (9,767)      $(28,602)     $ (8,515)
                                             =======        =======   |    ======       ========       ========      ========

                                             Predecessor-KSCO |                 Company
                                             -----------------|------------------------------------------
                                                 December 31  |                 December 31
                                                    1996      |     1997      1998       1999       2000
                                             -----------------|------------------------------------------
                                                              |
     BALANCE SHEET DATA                                       |
     Working capital...........................  $ 17,562     |  $ 15,815  $ 18,689   $ 14,950   $ 16,154
     Total assets..............................   103,866     |   226,202   217,267    193,390    188,623
     Total debt(3).............................    37,718     |   129,848   141,313    149,929    153,724
     Redeemable preferred stock................        --     |    99,400        --         --         --
     Stockholders' (deficit) equity............  $ 21,421     |  $ 31,409  $ 32,535   $  4,242  $  (8,926)

(1) The Company began implementing a profit improvement plan in the third quarter of 1999. In connection with such plan, the Company recorded a restructuring and asset impairment charge of $12,608, which includes the impairment of goodwill and certain fixed assets. Also, in connection with the profit improvement plan, the Company charged $2,676 to cost of sales, $3,469 to selling, general and administrative expenses and $140 to other income. Had it not been for such charges, operating income would have been $6,155.

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

  The Saratoga Acquisition of Fasteners was accounted for as a purchase. Accordingly, the consolidated financial statements of Fasteners reflect the application of the purchase method of accounting effective November 26, 1997. In connection with the Saratoga Acquisition, the Company issued (the "Initial Offering") $100,000,000 of 11.25% Senior Notes due 2007 (the "Notes") pursuant
to an Indenture (the "Indenture").   The Company completed an exchange of the
Notes for identical, but publicly tradeable notes pursuant to an exchange offer registered with the Securities and Exchange Commission ("SEC").

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

  During August and September of 2000, the Company borrowed the remaining $2 million allowed under the Tranche B Loan, which was used to fund additional consideration pursuant to a management consulting arrangement the Company entered into during 1999.

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

  During 1999, the Company recorded restructuring charges related to a profit improvement plan (the "Plan") designed to cut the operating costs of the Company through the outsourcing of the production of certain products previously manufactured by the Company. The charge consisted of (1) a $7.1 million goodwill impairment charge; (2) $3.2 million of fixed assets written off as they were designated to be disposed of; (3) $1.5 million in charges related to severance and trademark impairment charges related to the Company's European operations; (4) $0.5 million in severance costs for 21 employees terminated as a result of the Plan (of which $0.2 million was accrued December 31, 1999); and
(5) $0.3 million in other miscellaneous charges. Substantially all of these amounts accrued were expended as of December 31, 2000.

  In connection with the Plan, the Company also charged $2.7 million to cost of sales relating to reserves for discontinued inventory items, $3.4 million to general and administrative expenses for costs related to implementing the Plan, and $0.1 million to other income/expense. The charge to other income/expense includes $0.6 million related to legal fees from non-operating matters, $0.7 million of product development costs of abandoned projects and $0.2 million of other miscellaneous charges related to the disposal of a division of the PCI product line, offset by $1.4 million of income resulting from an adjustment to the contract with a former parent for environmental obligations. Implementation of the Plan was completed in the second quarter of 2000 and resulted in increased operating cash flow and operating profit. Substantially all of the improvements in the Company's gross profit and Selling General and Administrative expense as reflected in the Company's consolidated Statement of Operations for the year ended December 31, 2000 are directly related to the Plan.

Results of Operations


Fiscal Year 2000 Compared with Fiscal Year 1999

  Net Sales. Net sales decreased $.9 million or 1.0% from $89.2 million to $88.3 million. European revenues declined $2.5 million or 25.3%, and Industrial group revenues declined $1.7 million or 6.3% from $27.2 million to $25.4 million, primarily in the PCI product line, as a result of the Company's strategic decision to rationalize certain of its product offerings. This was partially offset by increased revenues in the Company's Apparel Group of $3.3 million or 6.3%, reflecting continued growth in shipments to Mexico, which increased by $3.5 million or 87.5%, and Asia, which increased by $.8 million or 12.9%. U. S. Apparel revenues declined $.8 million or 3.1%, reflecting the continuing trend by U. S. apparel manufacturers of transferring production to Mexico and the Caribbean.

  Gross Profit. Gross profit of $25.3 million increased $5.8 million or 29.7% over the prior year level of $19.5 million. This increase is primarily attributable to the increase in revenues in the continuing product lines which have higher margins than the product offerings that were rationalized, as well as cost reduction initiatives of the profit improvement plan which the Company implemented in the third and fourth quarters of 1999, and completed in the second quarter of 2000.

  Selling, General and Administrative Expenses ("SG&A"). SG&A of $15.8 million decreased $.4 million or 2.5% from the prior year level of $16.2 million, reflecting savings realized and prior year costs incurred as a result of the profit improvement plan which the Company implemented in 1999, partially offset by additional consulting and legal fees related to the implementation of that plan. As a percentage of revenues, SG&A decreased from 18.2% in 1999 to 17.9% in 2000, as previously discussed.

  Amortization Expense. The balance sheet includes $86.0 million of assets designated as goodwill and trademarks that represent 45.6% of total assets. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible assets and separately measurable intangible net assets acquired. Amortization expense of $2.8 million decreased $.5 million or 15.4% from the prior year level of $3.3 million primarily as a result of the impairment charge of $7.1 million related to goodwill in 1999, along with the completion of the amortization of the covenants not to compete during the third quarter of 2000.

  Generally accepted accounting principles require that Goodwill and all
other intangible assets be amortized over the period benefited.   Management has
determined that the period benefited by the goodwill and trademarks will be no less than 40 years, given, among other things, the fact that the Company has been in existence for almost 200 years. In the event that management determined that the period benefited would be less that 40 years due to market conditions or other external factors, then the Company's operating results could be significantly impacted as a result of amortizing goodwill and trademarks over a shorter period.

  Operating Income. Operating income increased to $6.7 million in 2000 compared to a loss of $12.6 million in 1999, or an improvement of $19.3 million, primarily as a result of the above noted improvements in gross profit, SG&A expenses and amortization expenses, and the impact on 1999 operating income of the restructuring and asset impairment charge of $12.6 million. (See Fiscal Year 1999 Compared with Fiscal Year 1998).

  Other Income/Expense. Other income for 2000 was $3.2 million compared to an expense of $.3 million for 1999, or an improvement of $3.4 million. Included in the 2000 amount are the net proceeds from a trademark infrigent settlement. (See
Note 8 of the Notes to Consolidated Financial Statements).

  Interest Expense. Interest expense increased by $1.5 million or 8.7%, from $16.8 million in 1999 to $18.3 million in 2000 primarily due to higher average interest rates in 2000 compared to 1999, and accrued interest on the Company's Tranche B Loan established in November 1999.

  Net Tax Provision/(Benefit). The net tax provision in 2000 was $.1 million related primarily to foreign earnings, compared to a benefit of $1.1 million in 1999. The Company has fully offset its deferred tax liabilities with its deferred tax assets as of April 1999; therefore, no tax benefit was recognized subsequent to April 1999.

  Net Income/(Loss). Net loss for 2000 was $8.5 million compared to a net loss of $28.6 million for 1999, or an improvement of $20.1 million, which is attributable to the factors discussed above.


Fiscal Year 1999 Compared with Fiscal Year 1998

  Net Sales. Net sales decreased $3.3 million, or 3.6% from $92.5 million to $89.2 million. Industrial group revenues declined $1.0 million, or 3.6%, from $28.2 million to $27.2 million. Such decline was the result of manufacturing constraints in the PCI product line and limited product offerings. European operation sales decreased $1.2 million, or 10.7%, from $10.9 million to $9.7 million. In addition, Apparel group revenue decreased by $1.1 million, or 2.1%, from $53.4 million to $52.3 million.

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

  Selling, General and Administrative Expenses ("SG&A"). SG&A increased $0.5 million, or 3.1%, from $15.7 million to $16.2 million and represented 18.2% and 17.0% of sales for the years ended December 31, 1998 and 1999, respectively. General & Administrative expenses include $3.4 million of non-recurring expenses related to implementing the profit improvement plan in the third and fourth quarters of 1999. Excluding these one-time charges, SG&A decreased by $2.9 million, or 18.9%. Such decrease is a result of the restructuring plan implemented in June 1998 and the profit improvement plan implemented during the third and fourth quarters of 1999. See discussion regarding restructuring below.

  Amortization expense. The balance sheet includes $88.3 million of assets designated as goodwill and trademarks that represent 46% of total assets. The Company recorded an impairment charge of $7.1 million related to goodwill, which was originally allocated to fixed assets which the Company elected to dispose of in 1999.

  Generally accepted accounting principles require that Goodwill and all
other intangible assets be amortized over the period benefited.   Management has
determined that the period benefited by the goodwill and trademarks will be no less than 40 years, given, among other things, the fact that the Company has been in existence for almost 200 years. In the event that management determined that the period benefited would be less that 40 years due to market conditions or other external factors, then the Company's operating results could be significantly impacted as a result of amortizing goodwill and trademarks over a shorter period.

  Amortization expense decreased $0.6 million from $3.9 million to $3.3 million as a result of the full amortization of a non-compete agreement.

  Restructuring and Asset Impairment Charge. In the third and fourth quarters of 1999, the Company began implementing a profit improvement plan (the "Plan"). In connection with the Plan, the Company incurred one-time pre-tax charges in the fourth quarter of 1999 of $12.6 million. These charges include the impairment of assets, principally goodwill of $7.1 million. The impairment charge also includes $3.2 million of fixed assets, including $0.2 million of disposal costs, which the Company elected to dispose of in 1999, which relate to the manufacture of certain items in its PCI product line, which will be outsourced. The assets are expected to be disposed of in early 2000. The charge also includes $0.5 million in severance costs for 21 employees who were terminated in conjunction with the Plan; $0.2 million of this amount will be paid in subsequent periods through June 2000 and is included in accrued liabilities as of December 31, 1999. In addition, the charge includes $1.5 million in charges consisting of severance costs and write-off of intangibles related to the Company's European operations. Finally, $0.3 million of miscellaneous costs consisting primarily of costs related to terminated leases. The Plan is expected to be implemented by the second quarter of 2000.

  In connection with the Plan, the Company also charged $2.7 million to cost of sales of non-recurring charges relating to reserves for discontinued inventory items and $0.1 to other income/expense. The charge to other income/expense includes $0.6 million related to legal fees from non-operating matters, $0.7 million of product development costs of abandoned projects and $0.2 million of other miscellaneous charges related to the disposal of a division of the PCI product line, offset by $1.4 million of income resulting from an adjustment to the contract with a former parent for environmental obligations. Other charges related to the profit improvement plan included $3.4 million charged to SG&A.

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

  Net Income (Loss). Net loss was $28.6 million for 1999 compared to $9.8 million for 1998, which is attributable to the factors discussed above.


Liquidity and Capital Resources

  As of December 31, 2000, $16.8 million was outstanding under the Revolving Credit Facility with $1.4 million of availability. The Company's sources of funds include income from operations, borrowings under the Revolving Credit facility and borrowings under the Tranche B Loan. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses capital requirements, and debt service requirements through 2001. However, in the event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available or available on terms acceptable to the Company.

  In November 1999 the Company entered into an amendment to the Credit Facility (the "Facility Amendment"), which adjusted the Credit Facility's financial covenants and provided an additional term loan of up to $10 million (the "Tranche B Loan"). The Facility Amendment adjusted the Credit Facility's fixed charge coverage ratio covenant, funded indebtedness to EBITDA ratio covenant and adjusted the amortization schedule of the Term Loan. The new $10 million Tranche B Loan was funded through multiple lenders including owners of the Company. The new Tranche B Loan bears interest at 17.5%, will mature in November 2004, and is subject to the requirements and conditions set forth in the Facility Amendment and Credit Facility. The Tranche B Loan does not require cash interest or principal payments until final maturity. The Company borrowed $8 million under the Tranche B Loan in November 1999 and used the proceeds to fund an interest payment on its Notes and for other working capital purposes. The Company borrowed an additional $2 million, under the Tranche B Loan in 2000, solely for the use of funding consideration pursuant to a management consulting arrangement the Company entered into during 1999.

  Scheduled debt repayments under the Credit Facility and the Notes are $3.0 million in 2001, $6.0 million in 2002, $31.1 million in 2003, $10.0 million in 2004 and $100.0 million (representing the Notes) thereafter. Scheduled payments of interest for 2001 are $11.3 million for the 11.25% Senior Notes due in 2007, and approximately $4.0 million under the Credit Facility.

 Capital Expenditures

  The Company's capital expenditures during 2000 aggregated approximately $3.9 million, which were primarily for reconditioning and purchases of attaching machines and plant machinery and equipment. Capital expenditures for 2001 and 2002 are expected to be less than $5.0 million per year.

 Cash Flows

  Net cash provided by the Company's operating activities was $1.1 million for 2000. Principal working capital changes included an increase of $.5 million in accounts payable, a $5.9 million increase in accounts receivable, and a $.7 million increase in inventory. The Company's cash used in investing activities was $3.9 million for capital expenditures. Net cash provided by financing activities was $3.9 million, reflecting an increase in borrowings under the Revolving Credit Facility of $1.9 million, and borrowings of $2.0 million under the Tranche B Loan.

  Net cash used in the Company's operating activities was $4.3 million for 1999. Principal working capital changes included a decrease of $3.2 million in accounts payable, a $1.6 million increase in accrued expenses, and a $6.1 million decrease in inventory. The Company's cash used in investing activities was $4.5 million for capital expenditures. Net cash provided by financing activities was $8.6 million, reflecting an increase in borrowings under the Revolving Credit Facility of $2.0 million, borrowings of $8.0 million from the Tranche B Loan, net of repayments of $1.3 million.

  The Indenture governing the Notes and the Credit Facility each place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations.

 EBITDA

  EBITDA is defined for the purpose of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, restructuring and assets impairment charge, non-recurring charges and management fees. EBITDA as defined for the purpose of this report and under the Company's Credit Facility are consistent.

  The Company has included information concerning EBITDA, as defined, in this report because certain investors use it as a measure of a company's ability to service its debt. EBITDA, as defined, is not required or recognized as a measure of financial performance under generally accepted accounting principles in the U.S. ("GAAP"), and should not be considered an alternative to net income determined in accordance with GAAP as an indicator of operating performance or as an alternative to cash flow from operating activities determined in accordance with GAAP as a measure of liquidity. The Company's use of EBITDA, as defined, may not be comparable to similarly titled measures used by other companies due to their use of different financial statement components in calculating EBITDA.

EBITDA has been calculated by the Company as follows:

                                                    2000                           1999
                                                 ---------------------------------------
Net Income (loss)............................... $(8,515)                      $(28,602)
Income tax expense (benefit)....................      92                         (1,089)
Interest expense................................  18,305                         16,839
Other (income) expense..........................  (3,171)                           254
Depreciation....................................   9,663                          9,775
Amortization....................................   2,800                          3,309
Management fee..................................     600                            600
Non-recurring charges...........................   3,997                          6,005
Restructuring and asset impairment charge.......       9                         12,608
                                                 -------                       --------
EBITDA                                           $23,780                       $ 19,699
                                                 =======                       ========

  For the year ended December 31, 2000 compared to the year ended December 31, 1999, EBITDA, as defined, increased $4.1 million, or 20.7%, from $19.7 million to $23.8 million primarily as a result of improved manufacturing costs and efficiencies and a decrease in SG&A expenses (excluding non-recurring charges).


Inflation

  Inflation has had a nominal impact on operations during the last three years. Increases in operating costs were consistent with the general inflation rate and were offset by management cost control measures and productivity improvements.


Hedging Activities

  The Company did not engage in hedging activities during 2000. During 1999, the Company secured the supply of a substantial portion of its copper needs with primary vendors through June 2000.


Accounting Standards

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133, as amended requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company on January 1, 2001. This implementation does not have a significant impact on the Company's financial condition or results of operations.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Part III

Item 10.   Directors and Executive Officers

 Executive Officers and Directors

  Set forth below are the names, ages as of December 31, 2000, and a brief description of the business experience of each person who serves as an executive officer or director of Fasteners. The executive officers and directors of Holdings are the same as those of Fasteners.

Name                           Age                   Position
----                           ---  --------------------------------------------
John H. Champagne.............. 52  President/CEO

Vincent H. Catrini............. 52  Executive Vice President, Treasurer,
                                     Chief Financial Officer and Secretary

Robert W. Feltz................ 51  Executive Vice President--Sales and
                                     Marketing

William F. Andrews............. 69  Chairman of the Board

Christian L. Oberbeck.......... 41  Director

Kirk R. Ferguson............... 33  Director

Alan N. Colner................. 46  Director


  Mr. Champagne joined the Company as Vice President of Manufacturing in 1996. He has also served as Executive Vice President - Industrial Group and then Executive Vice President - Engineering. Mr. Champagne was appointed President in January 2000. Before joining the Company, Mr. Champagne worked at Rau Fastener, Inc. from 1968 to 1995, serving as President and Director from 1988 to 1995. He also served as President of Rau Fasteners, LLC from 1995 to 1996.

  Mr. Catrini joined the Company in July 2000 as Executive Vice President and Chief Financial Officer. Prior to that he was Vice President and Chief Financial Officer of Amnex Inc., a telephone service provider since 1998. From 1996 to 1998 he was a principal at KDC & Company, a management-consulting firm providing services to small high tech companies. From 1992 to 1995 he was Vice President/Controller for Porta Systems Corp., and from 1990 to 1992, Vice President and Chief Financial Officer for BroadBand Technologies, Inc., both manufacturers of telecommunications equipment. Prior to 1990 he was Vice President and Chief Financial Officer for TDS Healthcare Services Inc., and Vice President- Group Controller for ITT Telecommunications North America. Mr. Catrini received his MBA and BA from New York University.

  Mr. Feltz joined the Company as National Sales and Service Manager in 1982. He was named Executive Vice President - Business Development in September 1997 and then Executive Vice President - Sales and Marketing in 1998. He has also served as Vice President of Sales and Marketing Worldwide. Prior thereto, he worked at
Talon Division of Textron and Burroughs Corp (Unisys Inc.).   He held various
sales and marketing functions with each firm.

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


Item 11.   Executive Compensation

 Employment Arrangements

  In order to assure the continued service of executive management, the Company operates under employment arrangements ("Employment Arrangements") with Messrs. Champagne, Catrini and Feltz (each, an "Executive," and together, the "Executives"). Mr. Champagne serves as President and has an annual salary of $200,000. Mr. Catrini serves as Chief Financial Officer of the Company and has an annual salary of $160,000. According to the terms of his employment contract, Mr. Feltz serves as Executive Vice President- Sales and Marketing and has an annual salary of $188,000. Each Executive is entitled to participate in the Company's benefit plans for senior executives and receives certain fringe benefits, including a car, personal computer and cellular telephone.

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

New Incentive Stock Option Plan

  The Company implemented a new stock option plan (the "New Plan"), effective April 2, 1998, for key executives and managers which provides for the grant of stock options ("Options") to purchase 1,100,000 shares of the Common Stock of Holdings. The New Plan has the following terms: Options granted under the New Plan will have an exercise price equal to the fair market value of the stock underlying the Option on the date of the grant, which exercise price will increase annually at a rate of 9% of the value of the unit (each unit consists of one share of Common Stock and one share of Series B preferred stock), and Options will vest over a period of 5 years commencing on the first anniversary of the date of the grant. Vested options may be exercised by payment of the exercise price in cash or, if approved by Holdings' stock option committee, by delivery of a promissory note. Upon a participant's termination of employment for cause, all of such participant's Options will immediately expire. If a participant's employment terminates by reason of (i) death, (ii) disability,
(iii) retirement or (iv) voluntary resignation or termination of employment other than for cause, the participant's unvested Options will immediately expire and such participant's vested Options will remain exercisable for a period of 90 days. There have been no options granted under this plan as of December 31, 2000.

Compensation of Executive Officers

  The following Summary Compensation Table contains information concerning the compensation provided by the Company in 2000 and 1999 to President and the other executives other than the President (together, the "Named Executive Officers") of the Company.

  Summary Compensation Table

                                                                                   Long Term
                                                    Annual Compensation           Compensation
                                                   ----------------------         ------------
                                                                                   Securities
                                                                                   Underlying           All Other
Name and Principal Position           Year          Salary         Bonus          Compensation         Compensation
------------------------------        ----         --------      --------         ------------         ------------
John H. Champagne...................  2000         $191,253            --               --                   --
   President and Chief                1999         $140,795       $20,000               --               $3,634(1)
   Executive Office

Vincent H. Catrini..................  2000         $ 79,962            --               --                   --
   Executive Vice President           1999               --            --               --                   --
   and Chief Financial Officer

Robert W. Feltz.....................  2000         $184,300            --               --                   --
   Executive Vice President--         1999         $162,500        20,000               --                3,047(1)
   Sales and Marketing

David J. Barrett (2)................  2000               --            --               --                   --
   Former President and               1999         $243,750            --               --                4,570(1)
   Chief Executive Officer

Martin A. Moore (3).................  2000         $100,421            --               --                   --
   Former Executive Vice              1999         $187,819        20,000               --                3,522(1)
   President and Chief
   Financial Officer

____
(1) Represents matching contributions made by the Company to the Named Executive Officers' accounts under the Company's 401(k) plan.
(2) Effective September 23, 1999, David J. Barrett resigned his position with the Company.
(3)  Effective July 2000, Martin A. Moore resigned his position with the
     Company.

  The following table sets forth information of the value of unexercised options held at December 31, 2000 by the Named Executive Officers.

                               Fiscal Year-End Stock Table

                        Number of Securities Underlying         Value of Unexercised
                       Unexercised Options at December 31,     In-The Money Options at
                       -----------------------------------    ---------------------------
                                     2000(1)                       December 31, 2000
Name                      Exercisable/Unexercisable             Exercisable/Unexercisable
----                   -----------------------------------    ---------------------------
David J. Barrett(2).....           107,472/0                             0/0
Martin A. Moore(2)......            87,322/0                             0/0
Robert W. Feltz.........            73,216/0                             0/0
John H. Champagne.......            40,302/0                             0/0

_____
(1) Options are exercisable for two shares of Common Stock.
(2) David J. Barrett and Martin A. Moore retain ownership of unexercised options through November 26, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of the Common Stock at March 15, 2001 of (i) each person known by Holdings to own beneficially 5% or more of the Common Stock, (ii) each current director of Holdings, (iii) each Named Executive Officer and (iv) all current directors and executive officers of Holdings as a group. According to rules adopted by the SEC, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant, right of conversion of a security or otherwise. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned.

                                                                                   Shares Beneficially Owned
                                                                               ----------------------------------
Name                                                                           Number of Shares   Percent of Class
----                                                                           -----------------  ----------------
Saratoga Partners III, L.P. (1)...............................................         6,255,000             67.2
Co-Investment Partners, L.P. (2)..............................................         2,000,000             21.5
Moore Global Investments, Ltd./ Remington Investment Strategies, L.P. (3).....         1,400,000             15.0
WLD Partners, Ltd. (4)........................................................           800,000              8.6
William F. Andrews (5)........................................................            40,302                *
Christian L. Oberbeck (1).....................................................         6,255,500             67.2
Alan N. Colner (3)............................................................         1,400,000             15.0
John H. Champagne (5).........................................................           214,944              2.3
Robert W. Feltz (6)...........................................................           174,644              1.9
David J. Barrett (6)..........................................................            80,604                *
Martin A. Moore (5)...........................................................           146,432              1.6
All directors and executive officers as a group (9 persons)(6)................         6,911,926             74.2

_____
*   Less than one percent.
(1) Includes (i) 641,828 shares held by Saratoga Partners III, C.V. and (ii) 1,344,000 shares held by Co-Investment Partners L.P. with respect to which Saratoga Partners III, L.P. has sole voting power pursuant to the Voting Agreement (see "Certain Transactions--Voting Agreement"). The address of Saratoga Partners III, L.P. is 535 Madison Avenue, New York, New York 10022. Saratoga's general partner is DR-Associates IV, L.P., of which the general partner is Saratoga Associates III LLC ("Saratoga Associates"). Saratoga Associates has authorized Mr. Oberbeck a director of the Company, to vote the shares of Common Stock held or controlled by Saratoga Partners III, L.P. Mr. Oberbeck disclaims beneficial ownership of the shares of Common Stock held by Saratoga Partners III, L.P.
(2) The address of Co-Investment Partners is 660 Madison Avenue, New York, New York 10021. Pursuant to the Voting Agreement described in "Item 13--Voting Agreement", Co-Investment Partners L.P. has granted Saratoga sole voting power with respect to 1,344,000 of such shares.
(3) Moore Capital Management, Inc., a Connecticut corporation, is vested with investment discretion with respect to portfolio assets held for the account of Moore Global Investments, LTD. ("MGI"). Moore Capital Advisors, L.L.C., a New York limited liability company, is the sole general partner of Remington Investment Strategies, L.P. ("RIS"). Mr. Louis M. Bacon is the majority shareholder of Moore Capital Management, Inc., and is the majority equity holder of Moore Capital Advisors, L.L.C. As a result, Mr. Bacon, though he disclaims beneficial ownership of such shares, may be deemed to be the beneficial owner of the aggregate shares by MGI and RIS. Alan Colner is a Managing Director, Private Equity Investments, at Moore Capital Management, Inc., which is the trading advisor of MGI. Mr. Colner does not have voting or investment power with respect to the shares of securities owned by MGI or RIS, and disclaims beneficial ownership of such shares. The address of Moore Capital Management, Inc. is 1251 Avenue of the Americas, New York, New York 10020. Mr. Martin A. Moore is not affiliated with any of the entities set forth above.
(4) The address of WLD Partners, Ltd. is Las Olas Centre, 450 East Las Olas Boulevard, Suite 900, Fort Lauderdale, Florida 33301.
(5) Represents Common Stock issuable upon exercise of options to purchase Common Stock pursuant to option agreements, which have not yet been executed.
(6) Represents Common Stock issuable upon exercise of options to purchase Common Stock pursuant to option agreements.
(7) Includes 6,255,000 shares owned and/or voted by Saratoga and as to which Mr. Oberbeck exercises voting power. Mr. Oberbeck disclaims beneficial ownership of such shares. See footnote 1 above.


Item 13.   Certain Relationships and Related Transactions

Transactions with Saratoga

  In connection with the Transactions, the Company entered into an agreement with Saratoga, pursuant to which the Company will pay a management fee of $150,000 per quarter to Saratoga (the "Management Services Agreement"). In addition, Saratoga provides the Company advisory services with regards to significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable for similarly situated companies. During 2000, the Company recorded $600,000 of management fees to Saratoga and at December 31, 2000, accrued liabilities includes $900,000 of accrued management fees. The Company paid $83,000 to Saratoga in December 1999 for fees related to the Facility Amendment. During 1998, the Company paid $658,000 of management fees to Saratoga representing management fees for the period from November 26, 1997 to December 31, 1998.


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

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a) Documents incorporated by reference or filed with this Report

  (1) The following financial statements of Scovill Holdings Inc. are included in Part II, Item 8:

      Report of Independent Public Accountants
      Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December 31,
        2000 and December 31, 1999 and December 31, 1998
      Consolidated Statements of Cash Flows for the years ended December 31,
        2000 and December 31, 1999 and December 31, 1998
      Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2000 December 31. 1999 and December 31, 1998
      Notes to Consolidated Financial Statements

  (2) Supplemental Consolidated Financial Statement Schedules for each of the periods in the three years ended December 31, 2000:

      Schedule II--Valuation and Qualifying Accounts--Allowance for Uncollectible Accounts

      Schedules other than those referred to above are omitted and are not applicable or not required, or the required information is shown in the financial statements or notes thereto.

  (3) Exhibits

Exhibit No.                      Description
-----------                      -----------
    3.1      Certificate of Incorporation of Scovill Holdings Inc, as amended.+
    3.2 Certificate of Designation, Preferences, and Relative, Participating, Optional and Other Special Rights of 13 3/4%
             Series A Cumulative Redeemable Exchangeable Preferred Stock
    3.3 Certificate of Designation, Preferences, and Relative, Participating, Option and Other Special Rights of Series B Preferred Stock.++
    3.6 Certificate of Amendment of Certificate of Incorporation of AF Acquisition Corp.++
    3.7 Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc.++
    3.8 Certificate of Amendment of Certificate of Incorporation of Scovill Apparel Fasteners Inc.++
    3.11 Certificate of Amendment of Certificate of Incorporation of Scovill Fasteners Inc.++
    3.12     By-laws of Scovill Fasteners Inc.++
    3.13 Certificate of Amendment of Certificate of Incorporation of Scovill Holdings Inc.
    4.02     Amended and Restated Credit Agreement ***
    4.1 Indenture dated as of November 26, 1997 among Scovill Acquisition Inc., Scovill Holdings Inc., as Guarantor, and United States Trust Company of New as Trustee (including Form of Note).+
    10.1 Management Services Agreement among Scovill Fasteners Inc. and Saratoga Partners III, L.P.**

Exhibit No.                           Description
-----------                           -----------
    10.2 Tax Sharing Agreement dated as of November 26, 1997 by and among Scovill Holdings Inc., Scovill Fasteners Inc., and the SFI Subgroup.++
    10.3     Scovill Holdings Inc. Subscription Agreement dated as of
             November 26, 1998.++
    10.4     Joinder Agreement dated as of February 20, 1998.**
    10.5 Voting Agreement dated as of February 20, 1998 by and between Saratoga Partners III, L.P., Scovill Holdings Inc., and Co-Investment Partners, L.P.**
    10.6 Subscription Agreement dated as of February 20, 1998 by and between Scovill Holdings Inc. and Co-Investment Partners, L.P.**
    10.7 Repurchase and Termination Agreement dated as of February 20, 1998 by and between Scovill Holdings Inc., SBC Warburg Dillon Read Inc., BT Alex. Brown Incorporated and United States Trust Company of New York.**
    21.1     List of Subsidiaries of Scovill Holdings Inc.++
    21.2     List of Subsidiaries of Scovill Fasteners Inc.++
_____
  + Incorporated by Reference to Exhibit of the same number to the Company's Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on December 24, 1997
 ++ Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on January 13, 1998.
  * Incorporated by Reference to Exhibit of the same number to the Company's Amendment No. 3 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 11, 1998.
 ** Incorporated by Reference to Exhibit of the same number to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (No. 333-43195), as filed with the Securities and Exchange Commission on February 27, 1998.
*** Incorporated by Reference to Exhibit of the same number to the Company's Form 10-Q/A as filed with the Securities and Exchange Commission on December 16, 1999.

(b)  Reports of Form 8-K

     No Form 8-K was filed during the last quarter of the year ended December 31, 1999.

                          FINANCIAL STATEMENTS INDEX

                                                                                                          Page
                                                                                                         ------
Report of Independent Public Accountants..............................................................     F-2

Consolidated balance sheets as of December 31, 2000 and 1999..........................................     F-3

Consolidated statements of operations for the years ended December 31, 2000, December 31, 1999 and
 December 31, 1998....................................................................................     F-4

Consolidated statements of cash flows for the years ended December 31, 2000, December 31, 1999 and
 December 31, 1998....................................................................................     F-5

Consolidated statements of stockholders' (deficit) equity for the years ended December 31, 2000,
 December 31, 1999 and December 31, 1998..............................................................     F-6

Notes to consolidated financial statements............................................................     F-7

Schedule II--Valuation and Qualifying Accounts--Allowance for Uncollectible Accounts..................     S-1


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Scovill Holdings Inc.

  We have audited the accompanying consolidated balance sheets of Scovill Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and December 31, 1999 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule referred to below based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scovill Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

Atlanta, Georgia
March 14, 2001

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)


                                                                                                  December 31,
                                                                                           --------------------------
                                                                                             2000              1999
                                                                                           --------          --------
                                         ASSETS
Current Assets
  Cash and cash equivalents.........................................................       $    765          $    405
  Accounts receivable, net of allowances of $1,571 and $1,722, respectively.........         18,241            12,350
  Inventories.......................................................................         19,233            18,493
  Other Current Assets..............................................................            466               522
                                                                                           --------          --------
     Total Current Assets...........................................................         38,705            31,770
Property, Plant and Equipment, Net..................................................         54,997            62,683
Intangible Assets...................................................................         94,921            98,937
                                                                                           --------          --------
                                                                                           $188,623          $193,390
                                                                                           ========          ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt..............................................       $  3,543          $    910
  Accounts payable..................................................................          7,635             7,137
  Accrued liabilities...............................................................          8,688             7,589
  Accrued interest..................................................................          2,685             1,184
                                                                                           --------          --------
     Total Current Liabilities......................................................         22,551            16,820
                                                                                           --------          --------
Long-Term Liabilities
  Revolving line of credit..........................................................         16,818            14,878
  Long-term debt, net of current portion............................................        133,363           134,141
  Employee benefits.................................................................         22,717            21,233
  Other.............................................................................          2,100             2,076
                                                                                           --------          --------
     Total Long-Term Liabilities....................................................        174,998           172,328
                                                                                           --------          --------
Commitments and Contingencies (Note 14)
Series A Cumulative Redeemable Exchangeable Preferred Stock, $.001 par value,
  200,000 shares authorized, none outstanding at December 31, 2000 and 1999
  (liquidation preference of $100 per share)........................................             --                --
                                                                                           --------          --------
Stockholders' Equity
 Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued and
  outstanding at December 31, 2000 and 1999.........................................             --                --
 Series B Preferred Stock, $.0001 par value, 6,000,000 shares authorized,
  4,655,500 shares issued and outstanding at December 31, 1998......................             --                --
 Common Stock, $.0001 par value, 15,000,000 shares authorized, at
  December 31, 2000 and 1999, respectively, 9,311,000 shares issued and outstanding.              1                 1
 Additional paid-in capital--preferred..............................................         42,111            42,111
 Additional paid-in capital--common.................................................            502               502
 Accumulated deficit................................................................        (47,665)          (39,150)
 Accumulated other comprehensive income (loss)......................................         (3,875)              778
                                                                                           --------          --------
     Total Stockholders' (Deficit) Equity...........................................         (8,926)            4,242
                                                                                           --------          --------
                                                                                           $188,623          $193,390
                                                                                           ========          ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                       (In thousands, except share data)



                                               Year Ended           Year Ended     Year Ended
                                               December 31,         December 31,   December 31,
                                                  2000                1999            1998
                                               ------------------------------------------------
Net sales.....................................   $88,288            $ 89,190         $92,476
Cost of sales.................................    62,949              69,656          68,112
                                                 -------            --------         -------
  Gross profit................................    25,339              19,534          24,364
Selling expenses..............................     7,081               9,169           8,861
General and administrative expenses...........     8,738               7,046           6,865
Amortization expense..........................     2,800               3,309           3,938
Restructuring and asset impairment charge.....         9              12,608           2,968
                                                 -------            --------         -------

  Operating income (loss).....................     6,711             (12,598)          1,732
Other (income) expense, net...................    (3,171)                254              48
Interest expense..............................    18,305              16,839          15,965
                                                 -------            --------         -------
Income (loss) before income
 tax provision (benefit)......................    (8,423)            (29,691)        (14,281)
Income tax provision
 (benefit)....................................        92              (1,089)         (4,744)
                                                 -------            --------         -------
Net income (loss).............................    (8,515)            (28,602)         (9,537)
Dividends and accretion on redeemable
 preferred stock..............................        --                  --             230
                                                 -------            --------         -------
Net income (loss) available to common
 stockholders.................................   $(8,515)           $(28,602)        $(9,767)
                                                 =======            ========         =======


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                             The Company
                                                        ------------------------------------------------------
                                                          Year Ended          Year Ended           Year Ended
                                                         December 31,         December 31,         December 31,
                                                             2000                1999                 1998
                                                         -----------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss) available to common
  stockholders..................................          $(8,515)           $(28,602)            $ (9,767)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization.................           12,463              13,084               13,944
  Amortization of deferred financing fees.......            1,193                 889                1,081
Assets impairment charge........................               --              10,063                  940
  Non-operating preferred stock dividends                      --                  --                 (345)
  Deferred income taxes.........................               --              (1,521)              (4,895)
  Changes in operating assets and liabilities
   Accounts receivable, net.....................           (5,891)                (31)                (817)
   Inventories..................................             (740)              6,080                 (281)
   Other current assets.........................               56                  50                  267
   Accounts payable.............................              498              (3,179)              (3,079)
   Accrued liabilities..........................            2,600               1,614               (3,840)
   Other assets and liabilities.................             (505)             (2,742)                 576
                                                          -------            --------             --------
Net cash (used in) provided by operating
 activities.....................................            1,159              (4,295)              (6,216)
                                                          -------            --------             --------

Cash Flows Used In Investing Activities:
Additions to property, plant and equipment......           (3,914)             (4,508)              (8,332)
                                                          -------            --------             --------
Cash Flows from Financing Activities:
Net borrowings on line of credit................            1,940               1,978               12,900
Issuance of long-term debt......................            2,142               8,000                   --
Repayments of long-term debt....................             (125)             (1,372)              (1,428)
Issuance of common stock........................               --                  --               10,345
Redemption of preferred stock...................               --                  --              (10,345)
                                                          -------            --------             --------
Net cash provided by financing activities.......            3,957               8,606               11,472
                                                          -------            --------             --------
Effect of Changes in Foreign Exchange Rate......             (842)                309                  548

Net (Decrease)/Increase in Cash.................              360                 112               (2,528)
 Cash and Cash Equivalents at Beginning of
  Period........................................              405                 293                2,821
                                                          -------            --------             --------
Cash and Cash Equivalents at End of Period......          $   765            $    405             $    293
                                                          =======            ========             ========
Supplemental Disclosure of Cash Flow
 Information:
  Interest paid.................................          $16,804            $ 15,460              $16,007
                                                          -------           ---------             ========
  Income taxes paid.............................          $    92            $    264             $    207
                                                          =======            ========             ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
           Consolidated Statements of Stockholders' (Deficit) Equity
                                 (in thousands)

                                                                                       Comprehensive Income/(Loss)
                                                                                       ----------------------------
                                                                                       Accumulated
                                                               Additional                  Other
                                                 Series B         Paid-   Accumulated  Comprehensive  Comprehensive
                                Common Stock  Preferred Stock  in Capital    Deficit   Income (loss)  Income/(loss)
Balance, December 31, 1997          $1              $-          $32,268    $   (781)     $  (79)
                                -------------------------------------------------------------------------------------
Net Income (loss) available
  to common stockholders             -               -                -      (9,767)          -          $ (9,767)

Foreign Currency Translation         -               -                -           -         548               548

Issuance/redemption of
  Common and Preferred Stock         -               -           10,345           -           -                 -
                                -------------------------------------------------------------------------------------
Balance, December 31, 1998           1               -           42,613     (10,548)        469          $ (9,219)
                                ----------------------------------------------------------------------- =============

Net Income (loss) available
  to common stockholders             -               -                -     (28,602)          -          $(28,602)

Foreign Currency Translation         -               -                -           -         309               309
                                -------------------------------------------------------------------------------------
Balance, December 31, 1999           1               -           42,613     (39,150)        778          $(28,293)
                                ----------------------------------------------------------------------- =============

Net Income (loss) available
  to common stockholders             -               -                -      (8,515)          -          $ (8,515)

Adjustment to recognize
  additional minimum pension
  liability                          -               -                -           -      (3,389)           (3,389)

Foreign Currency Translation         -               -                -           -      (1,264)           (1,264)
                                -------------------------------------------------------------------------------------
Balance, December 31, 2000          $1              $-          $42,613    $(47,665)    $(3,875)         $(13,168)
                                ----------------------------------------------------------------------- =============




The accompanying notes to consolidated financial statements are integral part of these statements.

                             SCOVILL HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (All amounts expressed in thousands, except for share amounts, or as otherwise noted)

Note 1.   Basis of Presentation

  The consolidated balance sheets as of December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, include the accounts of Scovill Holdings Inc., ("Holdings") a Delaware Corporation, and Scovill Fasteners Inc. ("Fasteners"), a Delaware Corporation and a wholly-owned subsidiary of Holdings (collectively referred to as the "Company"). Scovill Acquisition Inc. ("SAI") and Holdings were formed by Saratoga Partners III, L.P. in 1997 ("Saratoga") to effect the acquisition of the Company. Under a Stock Purchase Agreement, SAI purchased all of the capital stock of KSCO Acquisition Corporation ("KSCO") on November 26, 1997 for a purchase price of approximately $168.8 million less the amount of indebtedness of the Company existing immediately prior to closing of the acquisition (including indebtedness that was not repaid in connection with the transactions). Concurrent with the acquisition, SAI merged with and into KSCO, and KSCO merged with and into Fasteners, with Fasteners surviving the mergers. The purchase of KSCO capital stock by SAI and the mergers of SAI and KSCO into Fasteners are together referred to herein as the "Saratoga Acquisition." The Saratoga Acquisition and the related application of purchase accounting resulted in changes to the capital structure of the Predecessor-KSCO and the historical bases of various assets and liabilities.

  The Company is a leading manufacturer of apparel fasteners, such as snaps, tack buttons and rivets, primarily serving the jeans wear and infantswear market segments. The Company produces non-apparel fastener products for use in cars, boats, luggage, leather goods and packaging, generally marketed under the DOT(R) trademark. Fasteners' other non-apparel products also include industrial and shoe eyelets and light metal stampings marketed under PCI. The Company also designs and manufactures fastener-attaching equipment, which is leased to customers and placed in customers' manufacturing facilities. The Company's customers include many of the leading apparel design and manufacturing companies in North America, Europe and Asia.

  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.


Note 2.   Summary of Significant Accounting Policies

 Principles of Consolidation

  The accompanying financial statements include the accounts of Holdings and Fasteners and it's wholly owned subsidiaries, which consist of Scovill Canada, Scovill S.A. De C.V., and Scovill Europe. All intercompany transactions and balances between Holdings, Fasteners and its wholly owned subsidiaries have been eliminated in consolidation.


 Accounting Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Cash and Cash Equivalents

  Cash includes cash and cash equivalents, which consist of highly liquid investments, having original maturities of three months or less when acquired. Included in accounts payable as of December 31, 2000 and 1999 were $0 and $360 respectively of cash overdrafts.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for all domestic inventories (excluding spare parts), which accounted for approximately 48.1% and 44.4% of all inventories as of December 31, 2000 and 1999, respectively. Cost for the remaining inventories is determined using the first-in, first-out (FIFO) method. Inventory costs include materials, labor and manufacturing overhead.


 Property, Plant and Equipment

  Property, plant and equipment purchased through acquisitions are stated at fair market value as of the acquisition date, as prescribed by the purchase method of accounting. Subsequent purchases of property, plant and equipment are stated at cost, net of accumulated depreciation.

  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The following useful lives are used for recognizing depreciation expense for financial reporting purposes:

    Leasehold improvements...................................  lease term
    Buildings and improvements...............................  5-30 years
    Attaching equipment......................................  8 years
    Computer equipment.......................................  3-5 years
    Machinery, equipment and tooling.........................  3-12 years

  Major renewals and betterments, which extend the useful life of an asset, are capitalized. Routine maintenance and repairs are expensed as incurred. Upon sale or retirement of assets, the asset cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in operations.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Intangible assets

  Intangible assets at December 31, 2000 and 1999 consisted of the following:

                                                                 2000
                                                              Accumulated
                                                    Gross     amortization       Net
                                                  ----------  -------------   ---------
  Goodwill......................................    $ 79,057     $ (6,459)     $72,598
  Trademarks....................................      14,500       (1,118)      13,382
  Deferred financing fees.......................      12,348       (3,499)       8,849
  Covenants not to compete......................       2,547       (2,547)          --
  Other.........................................         115          (23)          92
                                                    --------     --------      -------
                                                    $108,567     $(13,646)     $94,921
                                                    ========     ========      =======

                                                                 1999
                                                              Accumulated
                                                    Gross     amortization       Net
                                                  ----------  -------------   ----------
  Goodwill......................................    $ 79,057       $ (4,497)     $74,560
  Trademarks....................................      14,500           (755)      13,745
  Deferred financing fees.......................      12,348         (2,306)      10,042
  Covenants not to compete......................       2,547         (2,072)         475
  Other.........................................         115             --          115
                                                    --------       --------      -------
                                                    $108,567       $ (9,630)     $98,937
                                                    ========       ========      =======

  Goodwill and trademarks are amortized on a straight-line basis over 40 years. Deferred financing fees are amortized over the term of the related outstanding debt. Covenants not to compete represents an agreement with Alper, a former parent of Fasteners, and is amortized over 5 years.

  Goodwill represents the excess of cost over the estimated fair value of the net assets of acquired businesses. Goodwill arises when an acquiror pays more for a business than the fair value of the tangible and separately measurable intangible net assets acquired. Should events or circumstances occur subsequent to any business acquisition which bring into question the realizable value or impairment of any component of goodwill, the Company will evaluate the remaining useful life and balance of goodwill, and make appropriate adjustments in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long Term Assets and for Long Term Assets to be disposed of". The Company's policy with respect to the recoverability of goodwill includes an assessment of discounted projected future cash flows, before interest charges, using an estimated economic rate of return that would be customary in determining fair value in current markets for similar businesses.

     The Company recorded an impairment charge of $7.1 million related to goodwill which was originally allocated to fixed assets which the Company elected to dispose of in 1999. The impairment charge is recorded on the statement of operations in "Restructuring and asset impairment charge." The remaining goodwill will continue to be amortized over forty years.

 Environmental Matters

  Environmental expenditures are expensed or capitalized, depending on their future economic benefit. Environmental expenditures include site investigation, physical remediation, operation and maintenance and legal and administrative costs. Environmental accruals are established for sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Revenue Recognition

  Revenue from the sale of fastener products is recorded on the date goods are shipped to the customer. Sales returns and allowances are recorded as a charge against revenue in the period in which the related sales are recognized. Revenue is recognized for certain relationships upon delivery to US ports in accordance with delivery terms set forth in specific customer contracts. Revenue from the lease of attaching machinery is recorded over the applicable rental period.

  Effective during the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin No 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 established guidelines with regard to the culmination of the earnings process and enhanced disclosure requirements concerning revenue recognition. The implementation of this SAB did not have a significant impact on the revenue recognition policies followed by the Company.

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

  Fasteners periodically evaluates the recognition of deferred tax assets and provides a valuation allowance for any portion of such assets for which it is considered more likely than not that the assets will not be realizable.

  Stock

  The Company amended its Certificate of Incorporation in November 1999 to convert outstanding Series B Preferred Stock into Common Stock and increased the number of authorized shares of Common Stock from 6 million to 15 million. Options, which previously existed, were for a unit consisting of one share each of Common Stock and Series B Preferred Stock. All options now represent a unit consisting of two shares of Common Stock. Accordingly, all option and share information included herein has been adjusted to reflect the total number of common shares on a retroactive basis.

  Foreign Currency Translation

  The accounts of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," which requires that foreign currency assets and liabilities be translated using the exchange rates in effect at the balance sheet date for current assets and liabilities and using historical rates for long-term assets, liabilities, and equity amounts. Results of operations are translated using the average exchange rates prevailing throughout the period. The effects of unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are recorded as the cumulative foreign currency translation adjustment as a component of Accumulated Other Comprehensive Income (Loss). Realized gains and losses from foreign currency transactions during the years ended December 31, 2000, 1999 and 1998 were not material.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Research and Development Costs

  Research, development, pre-production and start-up costs related to both present and future products are expensed as incurred. Such costs amounted to $30, $217 and $199, for the years ended December 31, 2000, 1999 and 1998, respectively, and are classified as a component of "General and administrative expenses" in the accompanying consolidated statements of operations.


 Financial Instruments

  The Company had secured a substantial portion of its copper needs with its primary vendor through June 2000. Due to the favorable pricing available, the Company secured pricing in lieu of hedging for 2000. The Company used futures contracts through early 1998 to manage its inventory, both to set pricing on purchases and to reduce the Company's exposure to price fluctuations. Under existing accounting literature, these activities are accounted for as hedging activities. To qualify as a hedge, the item must expose the Company to inventory pricing risk, and the related contract must reduce that exposure and be designated by the Company as a hedge. Additionally, to hedge expected transactions, the significant characteristics and expected terms of such transactions must be identified and it must be probable that the transaction will occur.

  Gains and losses on futures contracts, including gains and losses upon termination of the contract, are matched to inventory purchases and are included in the carrying value of inventory and charged or credited to cost of sales as such inventory is sold or used in production. There were no hedging instruments held at December 31, 2000 and 1999.

  If derivative transactions do not meet the criteria for hedges, the Company recognizes unrealized gains or losses as they occur. If a hedged transaction no longer exists or a hedged anticipated transaction is deemed no longer probable to occur, cumulative gains and losses on the hedge are recognized immediately in income and subsequent changes in fair market value of the derivative transaction recognized in the period the change occurs.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

New Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), as amended. This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 became effective for the Company on January 1, 2001. The implementation of this Statement did not have a significant impact on the Company's financial condition or results of operations.


Comprehensive Income

     The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of fiscal 1998. SFAS 130 requires the reporting of a measure of all changes in equity of an entity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) for the year ended December 31, 2000, includes an adjustment to recognize minimum pension liability and foreign currency translation adjustment, and includes foreign currency translation adjustment in 1999.

Cumulative balances of the components of accumulated other comprehensive (loss) income are as follows:

                                                      2000               1999
                                                    -------------------------
     Adjustment to Recognize Additional
       Minimum Pension Liability..........         $(3,389)             $  --
     Foreign Currency Translation
       Adjustment.........................            (486)               778
                                                    ------              -----
                                                   $(3,875)             $ 778
                                                    ======              =====

Note 3.    Inventories

Inventories as of December 31, 2000 and 1999 consisted of the following:

                                              2000              1999
                                           -------           -------

   Raw Material.......................     $ 1,632           $ 1,555
   Work in Process....................       4,357             4,416
   Attaching Machine Spare Parts .....       7,899             7,822
   Finished Goods.....................       5,345             4,700
                                           -------           -------
                                           $19,233           $18,493
                                           =======           =======

The value of inventories is reported net of allowances for obsolete, slow moving and discontinued product line inventory of $721 and $991 as of December 31, 2000 and 1999, respectively. If the FIFO method had been used to value all inventories, inventories would have been decreased $1,381 and $610 at December 31, 2000 and 1999 respectively. In 1999, the partial liquidation of the 1997 LIFO base layer decreased cost of sales by $334.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 4.   Property, Plant and Equipment

Property, plant and equipment as of December 31, 2000 and 1999 consisted of the following:

                                                    2000                1999
                                                ----------------------------
  Land and improvements...................      $    324            $    324
  Computer equipment and software.........         2,510               2,458
  Buildings and improvements..............         7,842               7,735
  Attaching equipment.....................        45,175              42,217
  Machinery, equipment and tooling........        25,846              25,249
                                                --------            --------
                                                  81,697              77,983
  Accumulated depreciation................       (26,700)            (15,300)
                                                --------            --------
                                                $ 54,997            $ 62,683
                                                ========            ========

   Depreciation expense was $9,663 and, $9,775 and $10,006 for the years ended December 31, 2000, and 1999 and 1998, respectively.

Note 5.    Accrued Liabilities

Accrued liabilities as of December 31, 2000 and 1999 consisted of the following:

                                        2000             1999
                                      -----------------------
  Salaries, wages and benefits....    $2,645           $1,580
  Pension, current portion........     1,416            2,360
  Other...........................     4,627            3,649
                                      ------           ------
                                      $8,688           $7,589
                                      ======           ======

Note 6. Long-term Debt

Long-term debt as of December 31, 2000 and 1999 consisted of the following:

                                        2000                   1999
                                      -------------------------------
  Senior notes...................     $100,000               $100,000
  Term note......................       25,375                 25,500
  Tranche B Loan.................       10,000                  8,000
  Revolving line of credit.......       16,818                 14,878
  Other..........................        1,275                  1,345
  Capital lease obligations......          256                    206
                                      --------               --------
                                       153,724                149,929
  Less--Current maturities.......       (3,543)                  (910)
                                      --------               --------
  Total long-term debt...........     $150,181               $149,019
                                      ========               ========

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Senior Notes

  The Senior Notes ("The Notes") are guaranteed by Holdings. Holdings has no operations other than the payment of a management fee to Saratoga (See Note 13.) The Notes and the guarantee are senior unsecured obligations of the Company and bear interest at 11.25% per annum. Interest on the Notes is payable semi-annually on May 25 and November 25 of each year and matures on November 26, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 30, 2002, at redemption prices as defined, plus accrued and unpaid interest and Liquidated Damages, as defined. Upon the occurrence of a change in control, as defined, the Company will be required to make an offer to purchase all or any part of each holder's Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, to the date of the purchase.

All balance sheet amounts are identical between Holdings and Fasteners for each of December 31, 2000 and 1999, except for the fact that the statement of operations for Holdings for the years ended December 31, 2000, 1999, and 1998 includes a management fee to Saratoga included in general and administrative expenses of $600, $600 and $658 respectively, which is not reflected in Fasteners accounts.

Credit Facility

  In connection with the Saratoga Acquisition, Fasteners entered into a Credit Facility (the "Credit Facility"), consisting of a $28,000 Term Loan and a $25,000 Revolving Credit Facility. Borrowings under the Credit Facility are collateralized by all of Fasteners' assets. Borrowing availability under the Revolving Credit Facility is subject to limitations based on eligible accounts receivable, eligible inventory and maximum over advance allowance, as defined. The Credit Facility, as amended, allows Fasteners to choose among interest rate options of LIBOR plus 3.0% to 3.25% or the Base Rate as defined plus 2.0% to 2.25%. The Credit Facility requires that Fasteners maintain compliance with certain covenants, which, among other things, require the Company to maintain ratios related to leverage and cash flow, and limit the level of capital expenditures and operating leases. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements through 2001. However, in the event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available or available on terms acceptable to the Company. The Credit Facility requires an annual commitment fee of 0.5% of the total unused commitment, less letters of credit and amounts borrowed, and requires Fasteners to make quarterly payments of accrued interest outstanding on the Term Loan and the Revolving Credit Facility.

  In November 1999, the Company entered into an amendment to the Credit Facility (the "Facility Amendment") that adjusted the Credit Facility's financial covenants and provided an additional term loan of $10 million (the "Tranche B Loan"). The Facility Amendment adjusted the Credit Facility's fixed charge coverage ratio covenant, funded indebtedness to EBITDA ratio covenant and adjusted the amortization schedule of the Term Loan. The new $10 million Tranche B Loan was funded through lenders including owners of the Company. The new Tranche B Loan bears interest at 17.5%, will mature in November 2004, and is subject to the requirements and conditions set forth in the Facility Amendment and Credit Facility. The Tranche B Loan does not require cash interest or principal payments until final maturity. Saratoga funded 54% of the Tranche B. Loan. The Company borrowed $8 million under the Tranche B Loan in November 1999 and used the proceeds to fund an interest payment on its Notes and for other working capital purposes. The Company borrowed an additional $2 million, under the Tranche B Loan in 2000, solely for the use of funding additional consideration pursuant to a management consulting arrangement the Company entered into during 1999.

  As of December 31, 2000, Fasteners had borrowings of $25,375 (at LIBOR) outstanding under the Term Loan with $16,818 outstanding under the Revolving Credit Facility and $1,382 of unused credit availability. As of

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

December 31, 1999, Fasteners had borrowings of $25,500 (at LIBOR) outstanding under the Term Loan with $14,878 outstanding under the Revolving Credit Facility and $3,222 of unused credit availability. The Credit Facility expires in November 2007. Under the Credit Facility, interest rates ranged from 9.4% at LIBOR to 11.75% at Base Rate and the weighted average interest rate was 10.3% for the year ended December 31, 2000. The interest rate was 9.79% at LIBOR and 11.75% at Base Rate at December 31, 2000. As of December 31, 2000, the Company believes that it is in compliance with all provisions of its various loan agreements.

Other debt at December 31, 2000 and 1999 includes outstanding obligations of Scovill Europe.

Maturities of long-term debt and capital lease obligations as of December 31, 2000 are as follows:

2001.................................     $  3,543
2002.................................        6,533
2003.................................       31,338
2004.................................       12,260
2005.................................           --
Thereafter...........................      100,050
                                          --------
                                          $153,724
                                          ========

  The carrying value of long-term debt at December 31, 2000 and 1999 approximates fair value.


Note 7.   Other Long Term Liabilities

  Other long-term liabilities as of December 31, 2000 and 1999 consisted primarily of liabilities for environmental matters of $1,732 and $1,576 at December 31, 2000 and 1999, respectively.


Note 8.   Other Income/Expense

   Other (income)/expense for the year ended December 31, 1999 included income of $1.4 million related to the settlement of an environmental liability, $0.6 million of expense related to legal fees incurred for non-operating matters, $0.7 million of product development costs for abandoned projects, $0.2 million for the loss on sale of a division and $0.2 million of other expenses.

    Other (income)/expense for the year ended December 31, 2000 includes the proceeds from the settlement of a trademark dispute, net of related legal fees and other expenses.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 9.   Lease Commitments

Operating Leases

  Fasteners leases office space, office equipment and vehicles for various periods through the year 2004. It is expected, in the normal course of operations, that the leases may be extended or replaced. Certain leases provide for contingent rentals based upon additional usage of equipment and vehicles in excess of a specified minimum. Leases for real estate generally include options to renew for periods ranging from one to ten years. At December 31, 2000, future minimum annual rental commitments under non-cancellable leases are as follows:

  2000..................................    $  910
  2001..................................       904
  2002..................................       806
  2003..................................       778
        2004 and thereafter                    759
                                            ------
  Total minimum lease payments..........    $4,157
                                            ======

  Rental expense for operating leases was $1,316, $1,225, and $1,182 for the periods ended December 31, 2000, 1999 and 1998, respectively.


Note 10.    Restructuring and Asset Impairment Charge

During 1999, the Company recorded restructuring charges related to a profit improvement plan (the "Plan") designed to cut the operating costs of the Company through the outsourcing of the production of certain products previously manufactured by the Company. The charge consisted of (1) $7.1 million in goodwill impairment charge as discussed above; (2) $3.2 million of fixed assets written off as they were designated to be disposed of (3) $1.5 million in charges related to severance and trademark impairment charges related to the Company's European operations; (4) $0.5 million in severance costs for 21 employees terminated as a result of the Plan (of which $0.2 million was accrued December 31, 1999); and (5) $0.3 million in other miscellaneous charges. Substantially all charges incurred as the result of this plan have been expended as of December 31, 2000.

   In connection with the Plan, the Company also charged $2.7 million to cost of sales relating to reserves for discontinued inventory items created due to either low margin or low volume, $3.4 million to general and administrative expenses for costs related to implementing the Plan, and $0.1 to other income/expense. The charge to other income/expense includes $0.6 million related to legal fees from non-operating matters, $0.7 million of product development costs of abandoned projects and $0.2 million of other miscellaneous charges related to the disposal of a division of the PCI product line, offset by $1.4 million of income resulting from an adjustment to the contract with a former parent for environmental obligations.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 11.    Income Taxes

  The following is a summary of the components of income (loss) before income taxes:

                  ---------------------------------------------------------------
                        Year Ended          Year Ended           Year Ended
                     December 31,2000   December 31, 1999     December 31, 1998
                  ---------------------------------------------------------------
  Domestic........       $(8,379)             $(28,693)           $(15,015)
  Foreign.........           (44)                 (998)                734
                         -------              --------            --------
                         $(8,423)             $(29,691)           $(14,281)
                         =======              ========            ========

  The provision (benefit) for income taxes consists of the following:

                    -------------------------------------------------------------
                         Year Ended          Year Ended           Year Ended
                      December 31, 2000    December 31, 1999     December, 1998
                    -------------------------------------------------------------
Current..........            --                $    --             $     --
Deferred.........            --                 (1,521)              (4,895)
Foreign..........            92                    432                  151
                           ----                -------              -------
                           $ 92                $(1,089)             $(4,744)
                           ====                =======              =======

The difference between the United States Federal statutory income tax rate and the consolidated effective income tax rate is summarized as follows:

                                 ----------------------------------------------------
                                     Year Ended        Year Ended         Year Ended
                                     December 31,      December 31,       December 31,
                                        2000              1999              1998
                                 ----------------------------------------------------
Federal income tax (benefit)
 expense at statutory rates....       $(2,645)          $(10,095)          $(4,856)

State income tax (benefit)
 provision, net of federal
 taxes.........................          (389)            (1,485)             (714)

Valuation allowance............         2,224              4,838                --
Amortization of goodwill/
 deferred financing fees.......           765                842               852

Non-deductible goodwill
  impairment...................            --              4,334                --
Foreign tax impact.............            92                432               151
Other..........................            45                 45              (177)
                                      -------           --------           -------
                                      $    92           $ (1,089)          $(4,744)
                                      =======           ========           =======

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Deferred tax consequences of significant temporary differences are as follows as of December 31, 2000 and 1999:

                                                                       2000          1999
                                                                    -----------------------
Deferred tax assets:
   NOL carry forward (expiring in 2012 to 2020)................      $ 18,295      $ 17,617
   Pension and Postretirement health and life benefits.........         8,786         8,078
   Environmental matters.......................................           610           610
   Other.......................................................           387           234
                                                                     --------      --------
                                                                       28,078        26,539
                                                                     --------      --------
Deferred tax liabilities:
   Fixed assets................................................      $(15,828)     $(16,261)
   Trademarks..................................................        (5,016)       (5,237)
   Inventories.................................................          (123)         (155)
   Other.......................................................           (49)          (48)
                                                                     --------      --------
                                                                      (21,016)      (21,701)
                                                                     --------      --------
Net deferred tax asset.........................................         7,062         4,838
                                                                     --------      --------
Valuation allowance............................................        (7,062)       (4,838)
                                                                     --------      --------
                                                                     $      -      $      -
                                                                     ========      ========

     The Company had $46,910 and $45,171 in available net operating loss carry forwards (NOL's) as of December 31, 2000 and 1999, respectively, which expire at dates ranging from 2012 to 2020. The Company has determined that it is more likely than not that these NOL's will not be realized through the generation of future taxable income. Accordingly, the Company has recorded a 100% valuation allowance against the assets.


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

  Additionally, Fasteners assumed the obligations of two pension plans sponsored by PCI, a company acquired in 1996. The PCI plans were merged with Fasteners' plans effective March 31, 1996.

     The Company contributed $2,360 to its pension plan for the year ended December 31, 2000 and $985 for the year ended December 31, 1999, and will contribute $1,416 to the plan for 2001.

  Fasteners has an additional defined benefit non-qualified pension plan covering former employees and former employees of PCI. The pension liability relating to this plan was $806 and $865 at December 31, 2000 and 1999, respectively, of which $598 and $710 was classified as long-term at December 31, 2000 and 1999, respectively. Pension expense for this plan was $82, $81 and $83 for the periods ended December 31, 2000, 1999, and 1998, respectively.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Fasteners sponsors several defined benefit postretirement health and life insurance benefit plans that cover both salaried and non-salaried former employees. Fasteners also assumed the obligations of a postretirement health and life plan for former employees of PCI. All of the participants are retired employees and beneficiaries, mostly from operations that were previously sold or discontinued. Fasteners reserves the right to amend or discontinue all or any part of those plans at any time. Fasteners' funding policy for its postretirement plans is on a pay-as-you-go basis.


                                                               Pension Plan        Postretirement Benefit Plan
                                                            ----------------------------------------------------
                                                                  December 31,               December 31,
Change in benefit obligation                                   2000         1999          2000         1999
                                                            ----------------------------------------------------
Benefit obligation at beginning of year.................      $27,970     $29,892       $13,312        $13,796
Interest cost...........................................        2,117       2,059         1,112          1,169
Gain/Loss on obligation.................................          448        (902)           15            146
Benefits paid...........................................       (3,018)     (3,079)       (2,071)        (1,799)
                                                              -------     -------       -------        -------
Benefit obligation at end of year.......................       27,517      27,970        12,368         13,312
Less fair value of plan assets..........................       16,350      19,635            --             --
                                                              -------     -------       -------        -------
Obligation in excess of plan assets.....................       11,167       8,335        12,368         13,312
Unrecognized net loss (gain)............................        3,389        (933)           --             --
                                                              -------     -------       -------        -------
Accrued pension/postretirement costs....................        7,778       9,268        12,368         13,312
Adjustment to recognize minimum pension liabilities.....        3,389          --            --             --
                                                              -------     -------       -------        -------
Total accrued pension/postretirement costs after
 additional minimum liability...........................       11,167       9,268        12,368         13,312
Less current portion....................................       (1,416)     (2,360)          --             --
                                                              -------     -------       -------        -------
Long-term liabilities...................................      $ 9,751     $ 6,908       $12,368        $13,312
                                                              =======     =======       =======        =======

                                                                 Pension Plans      Postretirement Benefit Plan
                                                            -----------------------------------------------------
                                                                  December 31,                December 31,
Change in plan assets                                           2000       1999           2000          1999
                                                            -----------------------------------------------------
Fair value of plan assets at the beginning of the
 year...................................................       $19,635    $19,221          N/A           N/A
Actual return on plan  assets...........................        (2,627)     2,508
Employer contributions..................................         2,360        985
Benefits paid...........................................        (3,018)    (3,079)
                                                               -------    -------
Fair value of plan assets at end of year................       $16,350    $19,635
                                                               =======    =======

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Net pension and postretirement benefit cost consisted of the following:

                                                                            Pension Plan
                                              -----------------------------------------------------------------------------
                                                    Year Ended                Year Ended                 Year Ended
                                                 December 31, 2000         December 31, 1999          December 31, 1998
                                              -----------------------------------------------------------------------------
Interest cost.........................                 $ 2,117                   $ 2,059                     $ 2,018
Actual return on plan assets..........                  (1,738)                   (1,874)                     (2,113)
Net amortization and deferral.........                      --                        --                         426
                                                       -------                   -------                     -------
Net periodic benefit cost.............                 $   379                   $   185                     $   331
                                                       =======                   =======                     =======

                                                                    Postretirement Benefit Plan
                                      -------------------------------------------------------------------------------------
                                                Year Ended                  Year Ended                   Year Ended
                                            December 31, 2000           December 31, 1999            December 31, 1998
                                      -------------------------------------------------------------------------------------
Interest cost......................             $ 1,112                     $ 1,169                       $ 1,019
Net amortization and deferral......                  15                         146                            --
                                                -------                     -------                       -------
Net periodic benefit cost..........             $ 1,127                     $ 1,315                       $ 1,019
                                                =======                     =======                       =======

  The following is a summary of assumptions used to reflect expectations of future economic conditions as they relate to Fasteners' pension and postretirement plans:

Weighted-average assumptions as of                       Pension Plan                         Postretirement Benefit Plan
December 31                                            2000        1999                            2000        1999
--------------------------------------------------------------------------------------------------------------------------
Discount rate                                          8.00%       8.00%                           8.00%       8.00%
Expected return on plan assets                         9.00%      10.00%                            N/A         N/A

  For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001; the rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter. The health care cost trend rate has a significant effect on the amounts reported.

  An increase or decrease in the health care cost trend rate of one percentage point would have the following effect on the postretirement cost and obligation as of December 31, 2000:

                                                                1% point           1% point
                                                                Increase           Decrease
                                                         ---------------------------------------
Effect on total service and interest cost components             $1,052             $(1,142)
Effect on postretirement obligation                                  83                 (91)

  401(k) Plan

  Fasteners sponsors a 401(k) savings plan for salaried and non-salaried employees. Participation in the plan is optional. Employer contributions are equal to 50% of employee contributions, up to 5% of the participant's annual salary, subject to certain limitations. Fasteners' contributions to this plan were $217, $264 and $291 for the periods ended December 31, 2000, 1999 and 1998, respectively.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Stock Options

  During October 1995, Fasteners granted certain executives options to purchase a total of 727,000 shares of common stock. These options, which represent a unit consisting of two shares of Common Stock, vested immediately upon a change in control or over a three-year period upon achievement of specified performance targets. As of December 31, the options are summarized as follows:

                                                            2000             1999             1998
                                                    ----------------------------------------------------
  Options outstanding, beginning of year.......           180,688          180,688          180,688
  Options outstanding, end of year.............           180,688          180,688          180,688
  Options exercisable..........................                --               --               --
  Exercise price...............................          $   2.56         $   2.56         $   2.56
  Grant date...................................        February 1997    February 1997    February 1997
  Options exercised/surrendered................                --               --               --

  On the date of the Saratoga Acquisition, outstanding options that had not been exercised were to be rolled into options of the Company at equivalent economic values. Agreements have been executed for two of the four individuals who rolled over options representing 180,688 options. For the remaining two individuals, option agreements for 127,624 options have not yet been finalized and such options are considered surrendered and remain unissued as of December 31, 2000.

  Fasteners adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("SFAS 123"). No compensation cost has been recognized for the stock options granted. Had compensation cost of Fasteners' stock options granted been determined consistent with the provisions of SFAS 123, Fasteners' would have recorded no compensation cost as all outstanding options were fully vested as of December 31, 2000 and 1999 and no options were issued during the years then ended.


Note 13.   Related Party Transactions

  Holdings entered into a management agreement with Saratoga in which Holdings pays $150 per quarter to Saratoga. Such payment is funded with a dividend from Fasteners and is recorded as an operating expense of Holdings. The Company accrued $600 in management fees to Saratoga for each of the three years ended December 31, 2000. Additionally, the Company paid Saratoga $83 for fees related to the Facility Amendment in December 1999. At December 31, 2000 accrued liabilities includes $900 in unpaid management fees.

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 14.   Commitments And Contingencies

  Fasteners is occasionally a party to litigation, claims and assessments from outside parties during the normal course of business. Management does not believe that the unfavorable resolution of any such matters currently existing would have a material unfavorable impact upon the Company's financial position or results of operations.

As a result of Fasteners' almost 200 years of industrial operations, Fasteners is involved in environmental protection matters relating to the discharge of materials into the environment. Fasteners is currently involved in clean-ups of a current and a former operating location. Fasteners has established accruals for those hazardous waste sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. At December 31, 2000, Fasteners has accruals for environmental matters of $1,732, which are not anticipated to be of a capital nature. Of the total reserve for environment liabilities, $1,250 represents the maximum contractual payments to a former parent. The reliability and precision of the loss estimates are affected by numerous factors, such as the complexity of investigation and remediation, the stage of site evaluation, the allocation of responsibility among potentially responsible parties and the assertion of additional claims. Fasteners adjust its accruals from time to time as a result of changes in performance standards, remediation technology, available information and other relevant factors. The expected payments for environmental obligations consist of $223 in 2001, $473 in 2002, $623 in 2003 and $504 thereafter.


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

  The Company's customers include many large and well-known apparel and industrial manufacturing companies. In each of calendar 2000 and 1999, no single customer accounted for more than 8% of the Company's total net sales, and the Company's ten largest customers accounted for approximately 33% and 30%, respectively, of the Company's total net sales. The Company's broad line of products for apparel and specialty industrial use reduces its exposure to any one-customer segment and to fashion trends.

    Business Segment                                                         Other /
      Information                                                           European             Total
                            Year      Apparel       Industrial (1)        Operations (2)        Company
 -----------------------------------------------------------------------------------------------------------
Net Sales                  2000       $55,605         $25,436              $ 7,247              $88,288
                           1999        52,330          27,157                9,703               89,190
                           1998        53,444          28,161               10,871               92,476

Operating Income (3)       2000       $16,114         $ 6,894              $   772              $23,780
                           1999        14,279           4,774                  646               19,699
                           1998        13,539           5,139                  624               19,302

Identifiable Assets        2000       $55,917         $13,791              $ 5,706              $75,414
                           1999        47,730           9,742                6,035               63,507

                             SCOVILL HOLDINGS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(1) Includes all Canadian operations.
(2) Represents Scovill Europe operations.
(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization, restructuring and asset impairment charge, charges the Company has deemed to be non-recurring for internal reporting purposes and management fees.

The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                     2000           1999           1998
-------------------------------------------------------------------------------------------
Operating income from reportable segments          $23,780       $ 19,699        $ 19,302
Depreciation                                        (9,663)        (9,775)        (10,006)
Amortization                                        (2,800)        (3,309)         (3,938)
Management fee                                        (600)          (600)           (658)
Other non-recurring charges                         (3,997)        (6,005)             --
Restructuring charge                                    (9)       (12,608)         (2,968)
                                                   -------       --------        --------
Total operating income (loss)                      $ 6,711       $(12,598)       $  1,732
                                                   =======       ========        ========

The following is a reconciliation of identifiable assets from reportable segments to the financial statements:

                                                                   2000           1999
                                                                 -----------------------
Identifiable assets from reportable segments                     $ 75,414       $ 63,507
Assets not identifiable by reportable segment                     113,209        129,883
                                                                 --------       --------
Total assets                                                     $188,623       $193,390
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


                                  Scovill Holdings Inc.
                                  Scovill Fasteners Inc.


                                  /s/ John H. Champagne
                                  ------------------------
                                      John H. Champagne,
                                      President
                                      Date: March 30, 2001

     Each person whose signature appears below hereby constitutes and appoints John H. Champagne and Vincent H. Catrini the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ JOHN H. CHAMPAGNE       President/Chief Executive Officer     March 30, 2001
---------------------
    John H. Champagne


/s/ VINCENT H. CATRINI      Executive Vice President and          March 30, 2001
----------------------      Chief Financial Officer and
    Vincent H. Catrini      Principal Accounting Officer


/s/ WILLIAM F. ANDREWS      Chairman of the Board                 March 30, 2001
----------------------
    William F. Andrews


/s/ CHRISTIAN L. OBERBECK   Director                              March 30, 2001
-------------------------
    Christian L. Oberbeck

/s/ KIRK R. FERGUSON        Director                              March 30, 2001
--------------------
    Kirk R. Ferguson

                                                                     SCHEDULE II

                             SCOVILL HOLDINGS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                      ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                               Balance at         Additions charged                              Balance at
        Classification                        of Beginning          to costs and         Deductions from          end of
                                                 Period               expenses               reserve              period
--------------------------------------------------------------------------------------------------------------------------------
VALUATION AND QUALIFYING
ACCOUNTS DEDUCTED FROM THE
ASSETS TO WHICH THEY APPLY:
 For the year ended December 31, 2000            $1,722                 $291                    $442              $1,571
                                                 ======                 ====                    ====              ======
 For the year ended December 31, 1999            $1,132                 $921                    $331              $1,722

 For the year ended December 31, 1998            $  894                 $677                    $439              $1,132
                                                 ======                 ====                    ====              ======


Restructuring Revenues

For the year ended December 31, 2000             $  200                    -                    $200              $    -
                                                 ======                 ====                    ====              ======
For the year ended December 31, 1999             $    -                 $500                    $300              $  200
                                                 ======                 ====                    ====              ======