Form 10-Q
period 2001-03-31
SCOVILL FASTENERS INC; SCOVILL HOLDINGS INC
filed 2001-05-14
CIK 1051885, 1051860

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _____________

                                   FORM 10-Q
                                 _____________


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001
                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                      FROM _______________ TO __________

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

Numbers of shares of Common Stock outstanding as of May 1, 2001 were 9,311,000.

                             SCOVILL HOLDINGS INC.
                            SCOVILL FASTENERS INC.

                         Quarterly Report on Form 10-Q
                     For the Quarter Ended March 31, 2001

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                         Page No.
                                                                                                       --------
Item 1.  Financial Statements -
         Consolidated Balance Sheets at March 31, 2001 and December 31, 2000............................   3
         Consolidated Statements of Operations for the three month periods ended March 31,
         2001 and 2000..................................................................................   4
         Consolidated Statements of Cash Flows for the three month periods ended March 31,
         2001 and 2000..................................................................................   5
         Notes to Consolidated Financial Statements.....................................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........   8
Item 3.  Quantitative and Qualitative Disclosure about Market Risk......................................  10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................  11
Item 2.  Changes in Securities and Use of Proceeds......................................................  11
Item 3.  Defaults Upon Senior Securities................................................................  11
Item 4.  Submission of Matters to a Vote of Security Holders............................................  11
Item 5.  Other Information..............................................................................  11
Item 6.  Exhibits and Reports on Form 8-K...............................................................  11
SIGNATURES..............................................................................................  12

                             Scovill Holdings Inc.
                          Consolidated Balance Sheets
                       (in thousands, except share data)
                                  (Unaudited)


                                                                                                        March 31,     December 31,
                                                                                                          2001            2000
                                                                                                        ---------     ------------
                                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents..........................................................................  $  1,031       $    765
   Accounts receivable, net of allowances of $1,497 and $1,571, respectively..........................    15,716         18,241
   Inventories........................................................................................    19,784         19,233
   Other..............................................................................................       841            466
                                                                                                        --------       --------
      Total current assets............................................................................    37,372         38,705
PROPERTY, PLANT AND EQUIPMENT, NET....................................................................    54,569         54,997
INTANGIBLE ASSETS.....................................................................................    93,948         94,921
                                                                                                        --------       --------
                                                                                                        $185,889       $188,623
                                                                                                        ========       ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt...............................................................  $  5,130       $  3,543
   Accounts payable...................................................................................     7,435          7,635
   Accrued liabilities................................................................................     6,725          8,688
   Accrued interest...................................................................................     5,892          2,685
                                                                                                        --------       --------
      Total Current Liabilities.......................................................................    25,182         22,551
                                                                                                        --------       --------
LONG TERM LIABILITIES
   Revolving credit facility..........................................................................    16,694         16,818
   Long-term debt.....................................................................................   131,582        133,363
   Employee benefits..................................................................................    22,759         22,717
   Other..............................................................................................     2,242          2,100
                                                                                                        --------       --------
      Total long-term liabilities.....................................................................   173,277        174,998
                                                                                                        --------       --------
STOCKHOLDERS EQUITY
   Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued and
   outstanding at March 31, 2001 and December 2000....................................................        --             --
   Series B Preferred Stock, $.0001 par value, 6,000,000 shares authorized, and
   4,655,500 shares issued and outstanding at March 31, 2001 and December 31, 2000,
   respectively.......................................................................................        --             --
   Common Stock, $.0001 par value, 15,000,000 shares authorized 9,311,000 shares issued and
   outstanding, at March 31, 2001 and December 31, 2000, respectively.................................         1              1
   Additional paid-in capital--preferred..............................................................    42,111         42,111
   Additional paid-in capital--common.................................................................       502            502
   Retained earnings (deficit)........................................................................   (51,340)       (47,665)
   Accumulated other comprehensive income (loss)......................................................    (3,844)        (3,875)
                                                                                                        --------       --------
      Total Stockholders' (deficit) equity............................................................   (12,570)        (8,926)
                                                                                                        --------       --------
                                                                                                        $185,889       $188,623
                                                                                                        ========       ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                             Scovill Holdings Inc.
                     Consolidated Statements of Operations
                                 (in thousands)
                                  (Unaudited)


                                                                                                Three Months Ended March 31,
                                                                                                     2001        2000
                                                                                                    -------    -------
     Net sales.................................................................................     $18,556    $22,860
     Cost of sales.............................................................................      12,968     16,303
                                                                                                    -------   --------
       Gross profit............................................................................       5,588      6,557
     Selling, general and administrative expenses..............................................       2,981      4,030
     Amortization expense......................................................................         581        731
                                                                                                    -------   --------
     Operating income..........................................................................       2,026      1,796
     Other expense.............................................................................         656        478
     Interest expense..........................................................................       4,976      4,591
                                                                                                    -------   --------
     Income (loss) before income tax provision.................................................      (3,606)    (3,273)
     Income tax provision (benefit)............................................................          70         17
                                                                                                    -------   --------
     Net income (loss).........................................................................     $(3,676)   $(3,290)
                                                                                                    =======   ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                             Scovill Holdings Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                                                                       Three Months ended March 31,
                                                                                                          2001              2000
                                                                                                        -------            ------
Cash Flows from Operating Activities:
Net (loss) available to common stockholders..........................................................   $(3,676)           $(3,290)
Adjustments to reconcile net income (loss) available to common stockholders to net cash provided by (used in) operating activities:
 Depreciation and amortization.......................................................................     2,846              3,304
 Amortization of deferred financing fees.............................................................       391                314
 Changes in operating assets and liabilities:
  Accounts receivable, net...........................................................................     2,525             (2,795)
  Inventories........................................................................................      (551)               302
  Other current assets...............................................................................      (375)              (356)
  Accounts payable...................................................................................      (200)             2,198
  Accrued liabilities................................................................................    (1,244)             4,291
  Other assets and liabilities.......................................................................     1,998               (827)
                                                                                                        -------            -------
   Net cash provided by (used in) operating activities...............................................     1,714              3,141
                                                                                                        -------            -------
Cash Flows from Investing Activities:
 Additions to property, plant and equipment..........................................................    (1,161)              (706)
                                                                                                        -------            -------
   Net cash used in investing activities.............................................................    (1,161)              (706)
                                                                                                        -------            -------
Cash Flows from Financing Activities:
 Net (repayments) borrowings on line of credit.......................................................      (124)            (1,511)
 Net (repayments) borrowings of long-term debt.......................................................      (194)                73
                                                                                                        -------            -------
   Net cash (used in) provided by financing activities...............................................      (318)            (1,438)
                                                                                                        -------            -------

Effect On Cash and Cash Equivalents of Changes in Foreign Currency Rates.............................        31                (26)
Net Increase (Decrease) in Cash and Cash Equivalents.................................................       266                971
Cash and Cash Equivalents Beginning of Period........................................................       765                405
                                                                                                        -------            -------
Cash and Cash equivalents at End of Period...........................................................   $ 1,031            $ 1,376
                                                                                                        =======            =======

Supplemental Disclosure of Cash Flow Information
Interest paid........................................................................................   $ 1,378            $ 1,140
                                                                                                        =======            =======
Income taxes paid....................................................................................   $    18            $    16
                                                                                                        =======            =======

The accompanying notes to consolidated financial statement are an integral part of these statements.

                             SCOVILL HOLDINGS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (All amounts expressed in thousands, or as otherwise noted)


Note 1.  Basis of Presentation and Business

     The interim financial statements presented herein include the accounts of Scovill Holdings Inc. ("Holdings") and its wholly owned subsidiaries including Scovill Fasteners Inc. (together with Holdings, the "Company") as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000.

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and include all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company, necessary for a fair presentation of the results of the interim periods. The operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that would be obtained for the entire fiscal year or any other interim period. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to the applicable rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2000.


Note 2.  New Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.
SFAS 133, as amended by Statement of Financial Accounting Standards No's 137 and 138, is effective for the Company's fiscal year 2001. The implementation of SFAS 133 did not have a significant impact on the Company's financial condition or results of operations.


Note 3.  Comprehensive Income

     Other comprehensive income (loss) for the three months ended March 31, 2001 and 2000 includes only foreign currency translation. The calculation of comprehensive income is as follows:


                                               March 31, 2001   March 31, 2000
                                               --------------   --------------
Net (Loss)                                         $(3,676)         $(3,290)
Foreign Currency Translation Adjustments                31              (26)
                                                   -------          -------
Comprehensive Income (Loss)                        $(3,645)         $(3,316)
                                                   =======          =======

Note 4.  Inventories

     Inventories consisted of the following at:

                                               March 31, 2001   March 31, 2000
                                               --------------   --------------
Raw materials                                      $ 1,720          $ 1,632
Work in process                                      4,462            4,357
Attaching machine spare parts                        7,652            7,899
Finished goods                                       5,950            5,345
                                                   -------          -------
                                                   $19,784          $19,233
                                                   =======          =======

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



Business Segment       Three months                                   European          Total
Information            ended March 31,   Apparel    Industrial (1)    Operations (2)    Company
-----------------------------------------------------------------------------------------------
Net Sales              2001              $10,948    $5,556            $2,052            $18,556
                       2000              $14,021    $7,102            $1,737            $22,860

Operating Income (3)   2001              $ 3,490    $1,753            $  210            $ 5,453
                       2000              $ 3,913    $2,216            $  342            $ 6,471

(1)  Includes all Canadian operations.
(2)  Represents Scovill-Europe operations.
(3) Operating Income (i) includes allocations of general and administrative expenses based on sales and (ii) excludes depreciation, amortization and management fees.

     The following is a reconciliation of operating income from reportable segments above to operating income on the financial statements:

                                                 Three Months Ended March 31,
                                                         2001     2000
                                                        ------   ------
   Operating income from reportable segments            $5,453   $6,471
   Less:
     Depreciation                                        2,265    2,573
     Amortization                                          581      731
     Other Corporate Charges                               581    1,371
                                                        ------   ------
     Total operating income                             $2,026   $1,796
                                                        ======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following "Safe Harbor Statement" is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements are based on management's current plans and expectations and are subject to a number of uncertainties that could cause actual results to differ materially from those described in such statements. Such uncertainties and risks include, but are not limited to: the risks and uncertainties inherent in doing business abroad, the volatility of the price of raw materials; increasing domestic and foreign competition; increasingly complex and stringent environmental laws and regulations; the highly leveraged nature of the Company, its substantial debt service requirements and the substantial operating and financing restrictions on the Company by the terms of its Credit facility, the Indenture governing its 11.25% Senior Subordinated Notes and the other agreements governing the Company's indebtedness; and general economic conditions. The preceding list of uncertainties, however, is not intended to be exhaustive, and should be read in conjunction with the Company's publicly filed reports.


Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
2000

Net Sales Net sales for the three months ended March 31, 2001 were $18.6 million compared to $22.9 million for the three months ended March 31, 2000, a decrease of $4.3 million or 18.8%. The decrease is primarily due to lower revenues in the Company's Apparel Group product lines, primarily Gripper, $1.8 million or 32.1% to $3.8 million from $5.6 million, and Duramark, $1.2 million or 18.0% to $5.6 million from $6.8 million, reflecting the impact of the current economic slowdown.

Gross Profit Gross profit of $5.6 million decreased by $1.0 million, or 14.7% from the prior year level of $6.6 million. This decrease is primarily attributable to the decrease in revenues discussed above, partially offset by reduced overhead spending.

Selling, General and Administrative Expenses Selling, General and Administrative ("SG&A") expenses decreased $1.0 million, or 26.0%, from $4.0 million to $3.0 million primarily due to consulting costs incurred in 2000
related to the implementation of the Company's profit improvement plan.   SG&A
was 16.1% of sales for the three months ended March 31, 2001 compared to 17.6% for the three months ended March 31, 2000.

Operating Income Operating income of $2.0 million increased by $0.3 million over the prior year level of $1.8 million, primarily reflecting the above noted improvements in SG&A.

Other (Income)/Expense Other expense for the three months ended March 31, 2001 was $0.7 million compared to $ 0.5 million for the three months ended March 31, 2000.

Interest Expense Interest expense increased by $0.4 million primarily as a result of expense interest related to the Company's increased borrowings on the Tranche B term loan in 2001 compared to 2000.

Net Income (Loss) The net loss increased to $3.7 million for the three months ended March 31, 2001 compared to a net loss of $3.3 million for the three months ended March 31, 2000, or an increase of $0.4 million attributable to the factors discussed above.

Liquidity and Capital Resources

     The Company has outstanding $100 million of 11.25% Senior Notes due 2007 (the "Notes") and a senior secured credit facility (the "Credit Facility"), consisting of a $28.0 million term loan (the "Term Loan"), a $25.0 million revolving credit facility (the "Revolving Credit Facility") and an additional $10.0 million term loan funded by various lenders including the majority shareholders of the Company (the "Tranche B Loan").

     The agreement governing the Facility, as amended in November 1999, contains certain restrictive covenants including requirements to maintain minimum ratios including the fixed charge coverage ratio and the funded indebtedness to EBITDA ration. The Indenture and the Credit Facility place significant restrictions on the Company's ability to incur additional indebtedness, pay dividends or repurchase stock or make other distributions, create liens, make certain investments, sell assets, or enter into mergers or consolidations. The Tranche B Loan of $10 million bears interest at 17.5%, and matures in November 2004, and is subject to the requirements and conditions set forth in the amended Credit Facility. The Tranche B Loan does not require cash interest or principal payments until final maturity. The Company is in compliance with all of its restrictive covenants as of March 31, 2001.

     Historically, the Company has derived its cash from funds generated by operations and from third-party financings including the Company's Revolving
Credit Facility.   As of March 31, 2001 and December 31, 2000, $16.7 million and
$16.8 million were outstanding under the Revolving Credit Facility with $1.5 million of availability at March 31, 2001. The Company's liquidity requirements consist primarily of scheduled payments of principal and interest on its indebtedness, working capital needs and capital expenditures. The Company believes that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its operating expenses and capital requirements, and its debt service requirements over the next twelve months and beyond. However, in the event the Company requires additional capital during such period, it will be required to secure new capital sources or expand its bank credit facility. In such event, there can be no assurances that additional capital will be available on terms acceptable to the Company. The Credit Facility also contains restrictive financial covenants that must be met on a quarterly basis, and there can be no assurances that the Company will be able to remain in compliance with these covenants in subsequent periods. In the event that the Company failed to fulfill any of its obligations stipulated in the Credit Facility certain events of default would arise which could cause, among other remedies, virtually all of the Company's long term debt to become payable upon demand or in the near term.

     Scheduled debt repayments under the Credit Facility and the Notes are $3.0 million in 2001, $6.0 million in 2002, $31.1 million in 2003, $12.0 million in 2004 and $100.0 million (representing the Notes) thereafter. The Company's scheduled payments of interest for the fiscal year 2001 consists of semi-annual interest payments of the Senior Note which amounts to $5.6 million due during the second and fourth quarters.

EBITDA

     EBITDA is defined for purposes of this report as net income (loss) before interest expense (including amortization of deferred financing costs), provision (benefit) for income taxes, depreciation, amortization, non-recurring charges and management fees.

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

     EBITDA decreased $1.6 million, or 24.6%, from $6.5 million to $4.9 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, primarily as a result of decreased sales of $4.3 million offset by reductions in costs resulting from overhead cost reductions from 2000 to 2001 resulting from the profit improvement plan which the Company implemented in the third and fourth quarters of 1999.

Cash Flows

     Net cash provided by the Company's operating activities was $1.7 million for the first three months of 2001 compared to net cash provided of $3.1 million for the first three months of 2000, or a decrease of $1.4 million, primarily reflecting higher net loss of $.3 million, lower depreciation and amortization of $.4 million and net working capital changes of $.7 million partially offset by lower manufacturing costs due to reduced overhead spending and lower SG&A expenses due to the effects in 2000 of consulting costs incurred in relation to the implementation of the Company's profit improvement plan. The Company's cash used in investing activities during the first three months of 2001 was $1.2 million for capital expenditures. Net cash used by financing activities was $0.3 million, consisting primarily of repayment of the debt under the Company's Credit Facility, and other debt in Europe.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable

Item 2.   Changes in Securities and the Use of Proceeds

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 12, 2001       Scovill Holdings Inc.
                                  Scovill Fasteners Inc.



Date:  May 12, 2001               /s/ JOHN H CHAMPAGNE
                                  ---------------------
                                  John H. Champagne,
                                  President
                                  Chief Executive Officer



Date:  May 12, 2001               /s/ VINCENT H. CATRINI
                                  ----------------------
                                  Vincent H. Catrini,
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Principal Accounting Officer